Form 10QSB
period 1996-03-31
SOUTHEASTERN INCOME PROP II LP
filed 1996-05-15
CIK 822983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-17461



                 Southeastern Income Properties II Limited Partnership (Exact name of small business issuer as specified in its charter)



        Massachusetts                               54-2839837
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

BALANCE SHEETS
- - ---------------------------------------------------------------------------------------------------------------------------


                                                                                  March 31,            December 31,
                                                                                    1996                   1995
                                                                                (Unaudited)               (Audited)
- - ---------------------------------------------------------------------------------------------------------------------------


                                                          ASSETS

Investment in rental property
   Land                                                                        $ 2,664,225             $ 2,664,225
   Buildings and building improvements                                          17,744,666              17,744,666
   Personal property                                                             3,541,569               3,493,076
                                                                               -----------             -----------
                                                                                23,950,460              23,901,967

   Less accumulated depreciation                                                 7,754,414               7,545,031
                                                                               -----------             -----------
                                                                                16,196,046              16,356,936
                                                                               -----------             -----------

Cash                                                                               570,687                 627,142
Tenant security deposits                                                           245,708                 237,327
Loan cost, net accumulated amortization of
  $170,515 and $160,515                                                            118,220                 128,164
Other assets                                                                       442,523                 364,787
                                                                              ------------            ------------
                                                                                 1,377,138               1,357,420
                                                                               -----------             -----------
   Total assets                                                                 $17,573,184            $17,714,356
                                                                                ===========            ===========

                                             LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
   Mortgages payable                                                           $ 8,293,424             $ 8,318,589

Other liabilities
   Accounts payable                                                                  3,020                  91,185
   Accrued interest payable                                                         63,955                  63,955
   Rents received in advance                                                        17,565                  26,919
   Tenant security deposits                                                        116,082                 117,671
   Other liabilities                                                               101,143                  38,791
                                                                             -------------           -------------
        Total liabilities                                                        8,595,189               8,657,110
                                                                              ------------            ------------

Partners' Capital
   Limited partner unit holders 50,000 units authorized,
    35,801 outstanding March 31, 1996 and December 31, 1995                     10,331,284              10,420,822
   Special Limited Partner                                                      (1,347,134)             (1,356,646)
   General Partner                                                                  (6,155)                 (6,930)
                                                                              ------------            ------------
        Total partners' capital                                                  8,977,995               9,057,246
                                                                              ------------            ------------
Total liabilities and partners' capital                                       $ 17,573,184            $ 17,714,356
                                                                              ============         ============

   The accompanying notes are an integral part of these financial statements.

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

- - ---------------------------------------------------------------------------------------------------------------------------


Three months ended March 31, 1996 and 1995
(Unaudited)                                                                         1996                    1995
- - ---------------------------------------------------------------------------------------------------------------------------


Income

   Rental                                                                       $  955,705             $   963,410
   Interest income                                                                   7,227                   5,095
   Other income                                                                     67,222                 114,946
                                                                               -----------             -----------
                                                                                 1,030,154               1,083,451
                                                                               -----------             -----------


Expenses
   Leasing                                                                          59,175                  80,235
   General and administrative                                                       55,921                  56,891
   Management fees                                                                   60,031                 60,822
   Utilities                                                                         85,542                 76,317
   Repairs and maintenance                                                          157,633                210,755
   Insurance                                                                         39,233                 42,674
   Taxes                                                                             65,430                 70,940
                                                                                   -----------         -----------

        Total Operating Expenses                                                   522,965                 598,634
                                                                               -----------             -----------

Other Expenses
   Partnership expense                                                               19,244                 26,960
   Interest expense                                                                 189,476                191,634
   Depreciation and amortization                                                   219,327                 224,406
                                                                               -----------            ------------
        Total Expenses                                                             951,012               1,041,634
                                                                               -----------            ------------

Net income                                                                     $    79,142              $    41,817
                                                                               ===========              ===========

Net income allocated to General Partner                                       $        791             $        418
                                                                              ============             ============

Net income allocated to Limited Partner
   Unit Holders                                                                $    78,350              $    41,399
                                                                               ===========              ===========

Net income allocated to Special Limited Partner                               $         -              $          -
                                                                                    =========          ============

Net income allocated to each unit                                           $         2.19             $       1.16
                                                                            ==============             ============

Weighted average number of units outstanding                                        35,801                   35,801
                                                                             =============            =============

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
- - ---------------------------------------------------------------------------------------------------------------------------


                                                                                           Three Months Ended
                                                                                             March 31,
                                                                                    1996                    1995
                                                                               (Unaudited)              (Unaudited)
- - ---------------------------------------------------------------------------------------------------------------------------


Net income                                                                       $   79,142            $    41,817
Adjustments to reconcile net income to
   net cash provided by operating activities:
   Depreciation and amortization                                                   219,327                  224,406
   Increase in tenant security deposits (net)                                       (9,970)                 (14,537)
   Increase in other assets                                                        (77,736)                (43,893)
   Decrease accounts payable                                                       (88,165)                (82,932)
   Decrease in prepaid rent                                                         (9,354)                 11,943
   Increase in other liabilities                                                    62,352                  58,867
                                                                               -----------              ----------

   Net cash provided by operating activities                                       175,596                  195,671
                                                                               -----------              -----------

Cash flows from investing activities
   Investment in rental property                                                   (48,493)                (55,423)
                                                                               -----------            ------------
   Net cash used in investing activities                                           (48,493)               (55,423)
                                                                                -----------         ------------

Cash flows from financing activities
   Principal payments on mortgage note                                             (26,165)                (23,009)
   Cash distributions paid to partners                                           ( 158,392)               (135,610)
                                                                             -------------              ----------

        Net cash used in financing activities                                     (183,557)               (158,619)
                                                                               -----------              -----------

   Net decrease in cash                                                            (56,455)               (18,371)

   Cash, beginning                                                                 627,142                 475,375
                                                                               -----------             -----------
   Cash, ending                                                                $   570,687             $   457,004
                                                                               ===========             ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                                     $   189,477            $   191,634
                                                                              ===========            ===========

   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- - ---------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended                                            Special            Partner            Total
March 31, 1996 and 1995                               General         Limited             Unit            Partners'
(Unaudited)                                           Partner         Partner           Holders           Capital
- - ---------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1994                         $  (10,790)    $(1,405,492)     $ 10,692,221       $  9,275,939
Distributions paid                                        (13)         (1,343)         (134,254)          (135,610)
Net loss                                                  418         5, 855             35,544             41,817
                                                    ---------        --------        -----------        -----------
Balance, March 31, 1995                            $  (10,385)    $(1,400,980)     $ 10,593,511       $  9,182,146
                                                   ===========    ===========      ============       ============

Balance, December 31, 1995                          $  (6,930)    $(1,356,646)     $ 10,420,822       $  9,057,246
Distributions paid                                        (16)         (1,568)         (156,808)          (158,392)
Net income                                                791          11,080            67,270             79,142
                                                   ----------     -----------      ------------       ------------
Balance, March 31, 1996                             $  (6,155)    $(1,347,134)     $ 10,331,284       $  8,977,995
                                                    =========     ===========      ============       ============




Note:   Units of Limited Partnership Interest for both March 31, 1995 and March 31, 1996 were 35,801.




   The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited)

1.      ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's latest annual report on Form 10- K.

The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.      TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.


3.      RELATED PARTY TRANSACTIONS

Property management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totaled $60,031 and $60,822 during the three months ended March 31, 1996 and 1995, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

ITEM 2. -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF  OPERATION

Liquidity and Capital Resources

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

During the quarter ended March 31, 1996, rental revenue and other income from the properties, along with interest income from the Partnership's short-term investments, was insufficient to cover: (i) all operating expenses and debt service of the properties; (ii) all administrative expenses of the Partnership; and (iii) cash, distributions to partners totaling $158,392. The Partnership utilized its remaining cash to fund $48,493 of capital improvements to the Partnership's properties. As of March 31, 1996, the Partnership's unrestricted cash balance had decreased to $590,687 from $627,142 at the December 31, 1995.

It is expected that future rental revenue and other income from the Partnership's properties will be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties, as well as the continued costs of any capital improvement program. As a result of the continuance of the capital improvement program, it is expected that cash available for distribution will remain limited. Future distribution levels, if any, will be reviewed on a quarterly basis.

The Partnership has invested, and expects to continue to invest cash in money market instruments until required for partnership purposes. As of March 31, 1996 the Partnership has $101,656 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of March 31, 1996, the Partnership has total reserves of $692,343, which are expected to be sufficient to satisfy working capital requirements for the Partnership. The Partnership, as required by the Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders. The Partnership spent $48,493 on capital improvements during the first three months of 1996 compared to $55,423 in the first three months of 1995.

Results of Operations

The Partnership generated net income of $79,142 for the three months ended March 31, 1996, compared to net income of $41,817 for the three months ended March 31, 1995.

The Partnership's total revenue decreased by 4.9% for the first quarter of 1996 compared to the first quarter of 1995. Rental income decreased by .8% to $955,705 in 1996 from $963,410 in 1995. Average rents at the Partnership's four properties have increased 5.7% during the first quarter, however the combined average occupancy for all four properties was 87% compared to 92% in the first quarter of 1995.

Other income for the quarter ended March 31, 1996 was $67,222 compared to $114,546 for the same quarter in 1995. The decrease was primarily the result of decrease corporate unit revenues at St. Michaels.

Expenses of operating the properties decreased by $75,669 during the three month period ended March 31, 1996, compared to the prior three month period ended March 31, 1995, from $598,634 to $522,965 primarily due to a decrease in corporate unit expense (included in leasing expenses) and various repairs and maintenance expense categories.

Other expenses decreased by $14,953 or 3.3%. Depreciation and amortization expenses declined as a result of having fully depreciated assets during 1995. Partnership expenses declined due to lower audit and tax fees.

The results of operations in future quarters may differ from the results of operations for the quarter and three months ended March 31, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II

ITEM 1 - LEGAL PROCEEDINGS

Except as disclosed below, the Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

RTC Commercial Loan Trust 1995 - NP1A, a Delaware business trust, Plaintiff v. Winthrop Management, a Massachusetts general partnership, Defendant, United States District Court for the Eastern District of Virginia; Case No. 3:96CV177.

On April 15, 1996, the United States District Court for the Eastern District of Virginia granted defendant's motion to dismiss without predjudice the plaintiff and vacate the court's March 20th order to appoint a receiver due to a lack of diversity jurisdiction.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

No Report on Form 8-K was required to be filed during the period.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        SOUTHEASTERN INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                  By: Winthrop Southeastern Limited Partnership
                               Its General Partner

                      By: Eight Winthrop Properties, Inc.,
                               Its General Partner


                          By: /s/ Michael L. Ashner
                                  Michael L. Ashner
                                  Chief Executive Officer

                          By: /s/ Edward V. Williams
                                  Edward V. Williams
                                  Chief Financial Officer

Dated: May 13, 1996