Form 10QSB
period 1996-06-30
SOUTHEASTERN INCOME PROP II LP
filed 1996-08-14
CIK 822983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-17461



             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)



          Virginia                                   54-2839837
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

BALANCE SHEETS
- ---------------------------------------------------------------------------------------------------------------------------


                                                                                   June 30,            December 31,
                                                                                    1996                   1995
                                                                                (Unaudited)               (Audited)
- ---------------------------------------------------------------------------------------------------------------------------


                                                            ASSETS

Investment in rental property
   Land                                                                        $ 2,664,225             $ 2,664,225
   Buildings and building improvements                                          17,744,666              17,744,666
   Personal property                                                             3,623,868               3,493,076
                                                                               -----------             -----------
                                                                                24,032,759              23,901,967

   Less accumulated depreciation                                               (7,981,429)               7,545,031
                                                                              ------------             -----------
                                                                                16,051,330              16,356,936
                                                                               -----------             -----------

Cash                                                                               478,834                 627,142
Tenant security deposits                                                           245,899                 237,327
Loan cost, net accumulated amortization of
  $185,269 and $160,515                                                            103,410                 128,164
Other assets                                                                       532,378                 364,787
                                                                              ------------            ------------
                                                                                 1,360,521               1,357,420
                                                                               -----------             -----------
   Total assets                                                                $17,411,851             $17,714,356
                                                                                ===========            ===========

                                               LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
   Mortgages payable                                                           $ 8,267,731             $ 8,318,589

Other liabilities
   Accounts payable                                                                 60,522                  91,185
   Accrued interest payable                                                         63,955                  63,955
   Rents received in advance                                                        17,923                  26,919
   Tenant security deposits                                                        100,513                 117,671
   Other liabilities                                                               127,313                  38,791
                                                                             -------------           -------------
        Total liabilities                                                        8,637,957               8,657,110
                                                                              ------------            ------------

Partners' Capital
   Limited partner unit holders 50,000 units authorized,
    35,801 outstanding June 30, 1996 and December 31, 1995                      10,140,303              10,420,822
   Special Limited Partner                                                      (1,359,378)             (1,356,646)
   General Partner                                                                  (7,031)                 (6,930)
                                                                              ------------            ------------
        Total partners' capital                                                  8,773,894               9,057,246
                                                                              ------------            ------------
Total liabilities and partners' capital                                       $ 17,411,851            $ 17,714,356
                                                                              ============            ============

STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------------


                                                                               Six Months Ended        Six Months Ended
                                                                                  June 30,                June 30,
                                                                                    1996                    1995
                                                                                  (Unaudited)           (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------


Cash flow from operating activities
Net income (loss)                                                                  $  (7,432)           $  182,077
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
   Depreciation                                                                       436,398              427,665
   Amortization                                                                        24,754               24,754
   Increase in tenant security deposits (net)                                         (25,730)             (39,177)
   Increase in other assets                                                          (167,591)             (77,395)
   Increase in accounts payable                                                       (30,663)             (53,828)
   (Decrease)\increase in rents received in advance                                    (8,996)              17,080
   Increase in other liabilities                                                       88,522               98,720
                                                                                  -----------           ----------
        Net cash provided by operating activities                                     309,262              579,896
                                                                                      -------           ----------

Cash flows from investing activities
   Investment in rental property                                                    (130,792)             (163,596)
                                                                                  ----------           -----------
         Net cash used by investing activities                                      (130,792)             (163,596)
                                                                                  ----------           -----------

Cash flows from financing activities
   Distributions accrued and paid to partners                                       (275,920)             (294,002)
   Payment on mortgage notes                                                         (50,858)              (46,538)
                                                                                  ----------           -----------
        Net cash used in financing activities                                       (326,778)             (340,540)
                                                                                  ----------           -----------

Net increase in cash                                                                (148,308)               75,760

Cash, beginning                                                                      627,142               475,375
                                                                                 -----------           -----------
Cash, ending                                                                      $  478,834           $   551,135
                                                                                  ==========           ===========

Supplemental disclosure of cash flow information
   Cash paid during the year for interest                                         $  378,427           $   382,746
                                                                                  ==========           ===========

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------------------------------------------------------------------


                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                          June 30,
                                                           1996                 1995            1996          1995
                                                             (Unaudited)                         (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------------


Income

     Rental                                      $      951,308         $   995,503      $ 1,907,013    $1,958,913
     Interest income                                      6,752               5,959           13,979        11,054
     Other                                              108,078              90,216          175,300       205,162
                                                 ---------------------------------------------------------------------
                                                      1,066,138           1,091,678        2,096,292     2,175,129
                                                 ----------------------------------------------------------------------
Expenses

     Leasing                                             51,418              70,977          110,593       151,212
     General and administrative                          97,202              54,210          153,123       111,101
     Management fees                                     59,642              61,779          119,673       122,601
     Utilities                                          103,960              59,323          189,502       135,640
     Repairs and maintenance                            276,331             154,198          433,964       364,953
     Insurance                                           27,643              41,478           66,876        84,152
     Taxes                                               72,251              71,586          137,681       142,526
                                                  ----------------------------------------------------------------------

         Total Operating Expenses                       688,447             513,551        1,211,412     1,112,185
                                                  ----------------------------------------------------------------------

O ther Expenses

     Partnership expense                                 33,489              18,742           52,733        45,702
     Interest expense                                   188,951             191,112          378,427       382,746
     Depreciation and amortization                      241,825             228,013          461,152       452,419
                                                  ----------------------------------------------------------------------

         Total Expenses                               1,152,712             951,418        2,103,724     1,993,052
                                                 ----------------------------------------------------------------------

Net income (loss)                                 $    (86,574)         $   140,260       $   (7,432)    $ 182,077
                                                 ======================================================================

Net income (loss) allocated to
 General Partner                                 $        (866)        $      1,403      $       (74)   $    1,821
                                                 ======================================================================

Net income (loss) allocated to
 Limited Partner Unit Holders                     $     (85,708)         $  119,221       $   (7,358)    $ 154,765
                                                 ======================================================================

Net income allocated to Special
 Limited Partner                                 $             -         $   19,636         $      -    $   25,491
                                                 ======================================================================

Net income (loss) allocated
 to each unit                                    $         2.39         $      3.33      $     (0.21)  $      4.32
                                                 =====================================================================

Weighted average number of units
outstanding                                              35,801              35,801           35,801        35,801
                                                 ======================================================================


STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- ------------------------------------------------------------------------------------------------------------------------------



For the Six Months Ended                                                    Special           Partner              Total
June 30, 1996 and 1995                                     General          Limited              Unit          Partners'
(Unaudited)                                                Partner          Partner           Holders            Capital
- ------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1994                               $(10,790)    $ (1,405,492)      $10,692,221        $ 9,275,939
Distributions paid                                            (29)          (2,911)         (291,062)          (294,002)
Net income                                                  1,821           25,491           154,765            182,077
                                                         --------------------------------------------------------------

Balance, June 30, 1995                                   $ (8,998)     $(1,382,912)     $ 10,555,924        $ 9,164,014
                                                         --------------------------------------------------------------

Balance, December 31, 1995                               $ (6,930)     $(1,356,646)     $ 10,420,822        $ 9,057,246
Distributions paid                                            (27)          (2,732)         (273,161)          (275,920)
Net loss                                                      (74)            -               (7,358)            (7,432)
                                                     ------------------------------------------------------------------
Balance, June 30, 1996                                   $ (7,031)    $ (1,359,378)      $10,140,303        $ 8,773,894
                                                         --------------------------------------------------------------





Note:Units of Limited Partnership Interest outstanding for both June 30, 1996 and June 30, 1995 were 35,801.

NOTES TO FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)

1.      ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's latest annual report on Form 10-K.

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


3.      RELATED PARTY TRANSACTIONS

Property management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totaled $51,766 and $106,032 during the six months ended June 30, 1996 and 1995, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

ITEM 2. -         MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

As of June 30, 1996, the Partnership's unrestricted cash balance had decreased to $478,834 from $627,142 at December 31, 1995. The decrease in cash was due to $309,262 of cash from operating activities which was more than offset by $130,792 of cash used in investing activities and $326,778 of cash used in financing activities during the six months ended June 30, 1996.

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

The Partnership has invested, and expects to continue to invest cash in money market instruments until required for partnership purposes. As of June 30, 1996 the Partnership has $116,839 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of June 30, 1996, the Partnership has total reserves of $595,673 which is expected to be sufficient to satisfy working capital requirements for the Partnership. The Partnership, as required by the Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders. The Partnership spent $130,792 on capital improvements during the first six months of 1996 compared to $163,596 in the first six months of 1995.

Results of Operations

The Partnership incurred a net loss of $7,432 for the six months ended June 30, 1996, compared to net income of $182,077 for the six months ended June 30, 1995. The net loss for the three months ended June 30, 1996 was $86,574 compared to net income of $140,260 for the same period in 1995. The decreases were attributable to decreased revenues and increased operating expenses.

The Partnership's total revenue decreased by 3.6% for the six months of 1996 compared to the six months of 1995. Rental income decreased by 2.6% to $1,907,013 in 1996 from $1,958,913 in 1995. Average rents at the Partnership's four properties have increased 5.6% during the six months, however the combined average occupancy for all four properties was 86% compared to 93% in the six months of 1995. Other income for the six months ended June 30, 1996 was $175,300 compared to $205,162 for the same period in 1995. The decrease was primarily the result of decreased corporate unit revenues at St. Michaels.

The Partnership's total revenue decreased by 2.3% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995. Decreased rental revenues as a result of lower occupancy were partially offset by increases in interest and other income.

Expenses of operating the properties increased by $99,227 during the six month period ended June 30, 1996 compared to the prior six month period ended June 30, 1995 from $1,112,185 to $1,211,412 primarily due to an increases in utilities and various repairs and maintenance expense categories.

The operating  expenses  increased  $174,896 during the three month period ended
June 30, 1996 compared to the three month period ended June 30, 1995. The expense increases were primarily in utilities and repairs and maintenance.

Other expenses increased by $11,445 or 1.4% for the six months ended June 30, 1996. Depreciation and amortization expenses increased as a result of newly capitalized assets during 1996. Partnership expenses increased due to higher reimbursable expenses.

The results of operations in future quarters may differ from the results of operations for the quarter and six months ended June 30, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

Except as disclosed below, the Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

RTC Commercial Loan Trust 1995 - NP1A, Plaintiff v. Winthrop Management, et al. United States District Court for the Eastern District of Virginia; Case No. 3:96CV177.

On April 15, 1996, the United States District Court for the Eastern District of Virginia granted defendant's motion to dismiss without prejudice the plaintiff and vacate the court's March 20th order to appoint a receiver due to a lack of diversity jurisdiction.

RTC Commercial Loan Trust 1995-NP1A v. Winthrop Management, et al., Circuit Court City of Richmond, Virginia, Case No. 760CL96B01323-00.

This proceeding was filed on May 30, 1996 against the general partner of the Partnership and a number of its affiliates, essentially asserting the same claims as were raised in the Federal Court proceeding (described above) which was dismissed in April 1996. Plaintiff seeks compensatory damages of approximately $2.3 million in connection with an alleged default in payment on a promissory note held by Plaintiff, and punitive damages of $3 million associated with its claims of tortious interference with its contractual arrangements with one of the defendants.

Item 6.                    Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    27. Financial Data Schedule

               (b)  Reports on Form 8-K


                    No Reports on Form 8-K were filed during the three months ended June 30. 1996.

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

Date:       August 13, 1996