Form 10QSB
period 1996-09-30
SOUTHEASTERN INCOME PROP II LP
filed 1996-11-14
CIK 822983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 0-17461



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

STATEMENTS OF OPERATIONS


                                                 Three Months Ended   Three Months Ended   Nine Months Ended      Nine Months Ended
                                                 September 30 ,1996   September 30, 1995   September 30, 1996    September 30, 1995

    Income

         Rental                                 $          948,045   $       1,006,604    $       2,855,058    $          2,965,517

         Interest Income                                     4,141               6,805               18,120                  17,859
         Other                                             110,487             108,738              285,787                 313,900
                                                         1,062,673           1,122,147            3,158,965               3,297,276


    Expenses


         Leasing                                            63,926              79,159              174,519                 230,371
         General and administrative                         67,723              54,854              220,846                 165,955
         Management Fees                                    71,666              62,772              191,339                 185,373
         Utilities                                         120,195              80,290              309,697                 215,930
         Repairs and Maintenance                           261,748             191,894              695,712                 566,338
         Insurance                                          40,720              41,155              107,596                 125,307
         Taxes                                              88,954              72,007              226,635                 214,533


               Total Operating Expenses                    714,932             582,131            1,926,344               1,703,807


    Other Expenses

         Partnership expense                                 5,916              17,444               58,649                  53,653
         Interest Expense                                  188,390             190,579              566,817                 573,325
         Depreciation and amortization                     234,961             220,799              696,113                 673,219


         TOTAL EXPENSES                                  1,144,199           1,010,953            3,247,923               3,004,004


    Net income (loss)                           $          (81,526)  $         111,194    $         (88,958)   $            293,272


    Net income (loss) allocated to General Prt. $             (815)  $           1,112    $            (890)   $              2,934


    Net Income (loss) allocated to              $          (80,711)  $          94,515    $         (88,068)   $            249,280
    Limited Partner Unit Holders


    Net income (loss) allocated to Special      $                 -  $          15,567    $                 -  $             41,058
    Limited Partner


    Net income (loss) to each unit              $            (2.25)  $            2.64    $           (2.46)   $              (6.96)


    Weighted average number of units outstanding            35,801              35,801               35,801                  35,801






   The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


                                                      September 30, 1996               December 31, 1995
                                                        (Unaudited)                        (Audited)


                                           ASSETS

    Investment in rental property
         Land                                        $      2,664,225                $          2,664,225
         Buildings and building improvements               17,744,666                          17,744,666
         Personal Property                                  3,679,713                           3,493,076
                                                           24,088,604                          23,901,967

         Less Accumulated depreciation                      8,201,371                           7,545,031
                                                           15,887,233                          16,356,936


    Cash                                                      590,486                             627,142
    Tenant security deposits                                  116,713                             237,327
    Loan cost, net accumulated amortization of
    $196,956 and $160,515                                      92,108                             128,164


    Other assets                                              622,243                             364,787
                                                            1,421,550                          $1,357,420
          Total Assets                               $     17,308,783                $        $17,714,356



                           LIABILITIES AND PARTNERS' CAPITAL


    Liabilities applicable to investment in rental pr$      8,241,479                $          8,318,589
          Mortgages payable


    Other liabilities
         Accounts payable                                      46,917                              91,185
         Accrued interest payable                              63,955                              63,955
         Tenant security deposits                              99,610                             117,671
         Other liabilities                                    164,454                              65,710
             Total Liabilities                              8,616,415                           8,657,110


    Partners' Capital
         Limited Partner Unit Holders 50,000 units
         authorized, 35,801 outstanding June 30, 1996
         and December 31, 1995                             10,059,593                          10,420,822
         Special Limited Partner                           (1,359,378)                         (1,356,646)
         General Partner                                       (7,847)                             (6,930)
             Total Partners' capital                        8,692,368                           9,057,246
    Total Liabilities and Partners' Capital          $     17,308,783                $         17,714,356






          The accompanying notes are an integral part of these consolidated financial statements.


STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended                Nine Months Ended
                                                      September 30, 1996               September 30, 1995
                                                        (Unaudited)                       (Unaudited)


    Cash flow from operating activities:
    Net income (loss)                                $        (88,958)               $            293,272
    Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
         Depreciation and amortization                        692,781                             673,218
         Changes in assets and liabilities:
         Decrease (increase)  in tenant security depos        102,553                             (45,536)
         Increase in other assets                            (257,456)                           (142,659)
         Decrease in accounts payable                         (44,268)                            (79,713)
         Increase in other liabilities                         98,744                             175,476

             Net cash provided by operating activities        503,396                             874,058


    Cash flows from investing activities
         Investment in rental property                       (187,022)                           (245,632)

            Net cash used by investing activities            (187,022)                           (245,632)


    Cash flows from financing activities
         Principal payments on mortgage note                  (77,110)                            (70,601)
         Cash distributions paid to partners                 (275,920)                           (454,022)

          Net cash used in financing activities              (353,030)                           (524,623)


    Net increase in cash                                      (36,656)                            103,803


    Cash, beginning                                           627,142                             475,375
    Cash, ending                                     $        590,486                $            579,178


    Supplemental disclosure of cash flow information $        566,817                $            573,325
         Cash paid during the year of interest




The accompanying notes are an integral part of these consolidated financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



    For the Nine Months Ended                                            Special                Partner                   Total
    September 30, 1996 and 1995                   General                Limited                Unit                      Partners'
    (UNAUDITED)                                   Partner                Partner                Holders                   Capital


    Balance, December 31, 1994       $            (10,790)   $         (1,405,492)  $         10,692,221    $           9,275,939
    Distributions paid                                (45)                 (4,496)              (449,481)                (454,022)
    Net income                                      2,934                  41,058                249,280                  293,272


    Balance, September 30, 1995      $             (7,901)   $         (1,368,930)  $         10,492,020    $           9,115,189




    Balance, December 31, 1995       $             (6,930)   $         (1,356,646)  $         10,420,822    $           9,057,246
    Distributions paid                                (27)                 (2,732)              (273,161)                (275,920)
    Net loss                                         (890)                      -                (88,068)                 (88,958)

    Balance, September 30, 1996      $             (7,847)   $         (1,359,378)  $         10,059,593    $           8,692,368








Note: Units of Limited Partnership Interest outstanding for both September 30, 1996 and September 30, 1995 were 35,801.






NOTES TO FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

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


3.      RELATED PARTY TRANSACTIONS

Property management and fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partners, totaled $76,410 and $179,645 during the nine months ended September 30, 1996 and 1995, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.


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

As of September 30, 1996, the Partnership's unrestricted cash balance had decreased to $590,486 from $627,142 at December 31, 1995. The decrease in cash was due to $503,396 of cash generated from operating activities which was more than offset by $187,022 of cash used in investing (investment in rental property) activities and $353,030 of cash used in financing activities during the nine months ended September 30, 1996.

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

The Partnership has invested, and expects to continue to invest cash in money market instruments until required for partnership purposes. As of September 30, 1996, the Partnership has $132,023 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of June 30, 1996, the Partnership has total reserves of $722,508 which is expected to be sufficient to satisfy working capital requirements for the Partnership. The Partnership, as required by the Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders. The Partnership spent $187,022 on capital improvements during the first nine months of 1996 compared to $245,632 in the first nine months of 1995.

Results of Operations

The Partnership incurred a net loss of $88,958 for the nine months ended September 30, 1996, compared to net income of $293,272 for the nine months ended September 30, 1995. The net loss for the three months ended September 30, 1996 was $81,526 compared to net income of $111,194 for the same period in 1995. The decreases were attributable to decreased revenues and increased operating expenses.

The Partnership's total revenue decreased by 4.2% for the nine months of 1996 compared to the nine months of 1995. Rental income decreased by 3.7% to $2,855,058 in 1996 from $2,965,517 in 1995. Average rents at the Partnership's four properties have increased 6.0% during the nine months, however the combined average occupancy for all four properties was 86% compared to 94% in the nine months of 1995. Decreases in average occupancy occurred at each property as follows: Greenbryre from 95% to 92%, Hunter's Creek from 92% to 81%, St. Michael's from 93% to 80%, and Copper Croft from 96% to 95%. Other income for the nine months ended September 30, 1996 was $285,787 compared to $313,900 for the same period in 1995. The decrease was primarily the result of decreased corporate unit revenues at St. Michaels.

Expenses of operating the properties increased by $222,587 during the nine month period ended September 30, 1996 compared to the nine month period ended September 30, 1995 primarily due to an increases in utilities and various repairs and maintenance expense categories. The increase in utility costs of $93,767 was the result of increased gas charges of $42,774; water and sewer charges of $26,177 and increased electric charges of $23,598. The repairs and maintenance expense increase by $129,374 due to increased carpet repairs of $58,800, maintenance supplies of $31,000 and payroll costs $19,000. The increase in general and administrative expense was offset by the decrease in leasing expense which resulted primarily from a reallocation of payroll expenses between two categories.

Other expenses increased by $21,382 or 1.6% for the nine months ended September 30, 1996. Depreciation and amortization expenses increased as a result of newly capitalized assets during 1996. Partnership expenses increased due to higher reimbursable expenses.


The results of operations in future quarters may differ from the results of operations for the quarter and nine months ended September, 1996, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

Item 6. Exhibits and Reports on Form 8-K

               (a)  Exhibits

                  27.  Financial Data Schedule

               (b)  Reports on Form 8-K

                    No Reports on Form 8-K were filed during the three months ended September 30, 1996.

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


                        SOUTHEASTERN INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                                 By: Winthrop Southeastern Limited Partnership
                                     Its General Partner

                                 By: Eight Winthrop Properties, Inc.,
                                     Its General Partner


Date:       November 14, 1996    By:        Michael L. Ashner
                                            Michael L. Ashner
                                            Chief Executive Officer

Date:       November 14, 1996    By:        Edward V. Williams
                                            Edward V. Williams
                                            Chief Financial Officer