Form 10KSB
period 1996-12-31
SOUTHEASTERN INCOME PROP II LP
filed 1997-03-31
CIK 822983

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                       of Securities Exchange Act of 1934

                                                 Commission  File
For the fiscal year ended December 31, 1996      Number  0-17461

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP (Exact name of small business issuer as specified in its charter)

            Virginia                              54-1288787
(State or other jurisdiction of              (I.R.S. Employer
incorporation or  organization)              Identification No.)

One International Place, Boston, Massachusetts             02110
   (Address of principal executive offices)              (Zip  Code)

Registrant's telephone number, including area code:    (617) 330-8600
                                                       --------------

        Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                         Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,127,699.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE


Location in Form 10-KSB                            Document
In Which Document is
    Incorporated

Part             I  The   Prospectus   of  the
                    Registrant dated November 17,
                    1987,    filed    with    the
                    Commission    as    part   of
                    Registrant's     Registration
                    Statement    on   Form   S-11
                    (Registration No. 33-17659).

                    The Information Statement Furnished
                    in Connection with Solicitation of
                    Consents, dated November 22, 1991,
                    filed with the Commission on October
                    17, 1991, (the "1991 Solicitation of
                    Consents").

Part            II  Pages  14-18  of the 1991
                    Solicitation of Consents.



Transitional Small Business Discloure Format:  Yes  ___  No  X

                                                      PART I

Item 1.          Description of Business.

     Southeastern Income Properties II Limited Partnership (the "Registrant") was organized under the Virginia Uniform Limited Partnership Act on September 20, 1984 for the purpose of acquiring, owning, operating, and ultimately selling existing residential apartment complexes located primarily in the southeastern United States. The general partner of the Registrant is Winthrop Southeast Limited Partnership, a Delaware limited partnership ("WSLP" or the "Managing General Partner"), whose general partner is Eight Winthrop Properties, Inc., a Delaware corporation ("Eight Winthrop"). (See "Change in Control.")

         The Registrant was initially capitalized with a deemed contribution of $200 from the Original General Partner and a cash contribution of $100 from SIP II Assignor Corporation, a Virginia corporation (the "Assignor Limited Partner"). On October 2, 1987, the Registrant filed a Registration Statement on Form S-11 (Registration No. 33-17659, the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to the public offering of assignee units of limited partnership interest ("Units") in the Registrant. The Registration Statement, covering the offering of 50,000 Units at a purchase price of $500 per Unit (an aggregate of $25,000,000), was declared effective on or about January 29, 1988. The offering concluded on November 16, 1988, at which time 35,801 Units had been sold to limited partners (the "Limited Partners"), for an aggregate of $17,883,780.

         The Registrant's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. The Registrant's investment objectives and policies are described on pages 31-40 under the caption, "Investment Objectives and Policies," of the Registrant's Prospectus dated
November 17, 1987 as filed pursuant to Rule 424(b) on January 29, 1988 (the "Prospectus"), which description is incorporated herein by this reference. WSLP does not intend to change the business or the investment objectives of the Registrant.

         The Registrant invested $16,042,088 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential apartment properties. All four properties were acquired by the Registrant directly. Three properties were purchased free and clear of mortgage indebtedness, while the fourth, St. Michaels, was purchased subject to an existing mortgage loan.

Employees

         The Registrant does not have any employees.

         Until March 18, 1996, management services were performed for the Registrant at its properties by on-site personnel all of whom were employees of Winthrop Management, an affiliate of the Managing General Partner, which directly managed the Registrant's properties. All payroll and associated expenses of such on-site personnel were fully reimbursed by the Registrant to Winthrop Management. Pursuant to a management agreement, Winthrop Management provided certain property management services to the Registrant in addition to providing on-site management. Winthrop Management is a Massachusetts general partnership whose managing general partner is First Winthrop Corporation, the parent of Eight Winthrop.

         On March 18, 1996, the Registrant appointed an unaffiliated management company to assume management of its properties (see "Item 3, Legal Proceedings"). The provisions of the new management agreement are substantially similar to those of the Winthrop Management agreement. The term is for one year, renewable annually.

Competition

         The real estate business is highly competitive and the Registrant's properties have active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by the Managing General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis or Plan of Operation."

Change in Control.

     The original general partner of the Registrant was K-A Southeastern Income Properties II Limited Partnership, a Virginia Limited Partnership (the "Original General Partner"). The general partners of the Original General Partner were Glade M. Knight, Ben T. Austin, III and Southeast Real Properties Corporation.

         On February 12, 1992, WSLP was admitted as the general partner of the Registrant, while the Original General Partner's interest in the Registrant was converted to a special limited partnership interest. The substitution of WSLP as the general partner, and the conversion of the status of the Original General Partner to that of a limited partner, was previously approved by the limited partners of the Registrant pursuant to the 1991 Solicitation of Consents. The general partner of WSLP is Eight Winthrop, a Delaware corporation, which is wholly-owned by First Winthrop Corporation, a Delaware corporation, which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA").

     Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which is the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco were held by certain employees of NACC.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest.

     As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the General Partners. In connection with the transfer of control, the officers and directors of WFA resigned and Londonderry II appointed new officers and directors. See "Item 9, Directors, Executive Officers, Promoters and Control Persons; compliance with Section 16(a) of the Exchange Act."

Item 2.           Description of Properties.

         The following table sets forth the location, number of units, acquisition date, original acquisition cost and nature of interest held for the Registrant's residential apartment properties. For a further description of the properties, see pages 14 through 18 of the 1991 Solicitation of Consents which is incorporated herein by reference.

                                                      No.                           Partnership
                                                       of        Acquisition        Acquisition         Nature
   Property Name                Location             Units           Date               Cost           of Title
Hunter's Creek         Charlottesville, VA         240         9/29/84            $ 7,585,054        Fee
  Apts.                                                                                              Simple

Copper Croft           Roanoke, VA                 120         5/06/88            $ 3,065,019        Fee
  Apts.                                                                                              Simple

The Greenbryre         Charlotte, NC               174         3/07/89            $ 4,948,659        Fee
  Apts.                                                                                              Simple

St. Michaels           Newport News, VA            260         4/30/90            $ 4,986,773        Fee
  Apts.                                                                                              Simple

--------------------------------------------------------------------------------------------------------------------
     TOTAL                                         794                            $20,585,505
====================================================================================================================

         The following table sets forth the mortgage balance as of December 31, 1996, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.

                           12/31/96                                                                 Mortgage
                           Mortgage        Interest         Amortization         Maturity           Balance
   Property Name            Balance            Rate            Period              Date           at Maturity
Hunter's Creek         $3,991,905            9.52%             30 yrs.        3/01/00         $3,832,712
  Apts.

Copper Croft                   -                -                 -              -                     -
  Apts.

The Greenbryre                 -                -                 -              -                     -
  Apts.

St. Michaels              $4,223,282         8.75%             30 yrs.        6/01/97         $4,152,088
  Apts.

--------------------------------------------------------------------------------------------------------------------
     TOTAL             $8,215,187                                                             $7,984,800
====================================================================================================================



         The Mortgage loan for the St. Michaels property matures June 1, 1997. The Registrant is seeking a buyer for the St. Michaels property. Although, the Managing General Partner believes a buyer for the property will be identified shortly, the Managing General Partner expects there will be no proceeds available for distribution from the sale due to market deterioration, primarily arising from the reduced military personal presence in the area. In the event the Registrant is not successful in selling the property or obtaining an extension to the existing mortgage loan, the property could be lost through foreclosure.

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Registrant's properties for the years ended December 31, 1995 and 1996.


                  Hunter's Creek                Copper Croft                  Greenbryre                  St. Michaels


                               Average                        Average                         Average                       Average
  Year        Occupancy       Rent/Unit       Occupancy      Rent/Unit       Occupancy       Rent/Unit       Occupancy     Rent/Unit

  1995        92.6%          $511/mo          94.7%         $435/mo          95.4%          $526/mo          90.2%          $399/mo
  1996        78.9%          $528/mo          94.9%         $457/mo          91.7%          $568/mo          75.2%          $414/mo


         Set forth below is a table showing the carrying value and accumulated depreciation and federal tax basis of each of the Registrant's properties as of December 31, 1996.

                                                                                                           Federal
                             Carrying            Accumlated                                                  Tax
   Property Name              Value             Depreciation          Rate             Method               Basis
Hunter's Creek         $8,791,073             $2,960,884          5-30 yrs              S/L          $4,239,154
  Apts.

Copper Croft           $3,566,627             $1,035,441          5-30 yrs              S/L          $2,484,549
  Apts.

The Greenbryre         $5,809,322             $1,951,164          5-30 yrs              S/L          $3,800,473
  Apts.

St. Michaels           $6,015,713             $2,478,562          5-30 yrs              S/L          $4,363,800
  Apts.

---------------------------------------------------------------------------------------------------------------------------
     TOTAL             $24,182,735            $8,426,051                                            $14,887,980
===========================================================================================================================

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1996.


                              Tax                Taxes
   Property Name              Rate                Paid
Hunter's Creek                .72               $55,704
  Apts.

Copper Croft                  1.13              $41,270
  Apts.

The Greenbryre               1.255              $57,724
  Apts.

St. Michaels                  1.30              $66,516
  Apts.

---------------------------------------------------------------
     TOTAL                                     $221,214
===============================================================



     As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the Properties of the Registrant are subject to competition from other apartment complexes in the area. The Registrant maintains property and liability insurance on its properties which the Registrant believes to be adequate. The apartment leases for the Registrant's properties are for a term of one year or less, and no tenant leases 10% or more of the available rental space. Except for necessary capital expeditures, the Registrant has no present intentions of investing any additional capital in the properties.

Item 3.           Legal Proceedings.

         Except as disclosed below, the Registrant is not a party, nor are any of its properties subject, to any material pending legal proceedings.

         RTC Commercial Loan Trust 1995 - NP1A, a Delaware business trust, Plaintiff v. Winthrop Management, a Massachusetts general partnership, Defendant, United States District Court for the Eastern District of Virginia; Case No. 3:96CV177.

         This action arises in connection with the transfer of the general partnership interest in 1992 from the Original General Partner to WSLP at which time WLSP entered into certain agreements with Investors Savings Bank, F.S.B. ("ISB"), including the delivery of a promissory note to ISB, which was secured by an assignment of rights of Winthrop Management in the management agreements for the Registrant's properties, and the partnership interests acquired by WSLP. (See the 1991 Solicitation of Consents which is incorporated by reference herein.) The RTC Commercial Loan Trust 1995-NP1A (the "RTC Loan Trust") has succeeded to the rights of ISB. In February 1996, the RTC Loan Trust filed an action against Winthrop Management, alleging Winthrop Management was in default under its obligations set forth in the security agreement, and sought to have a receiver appointed to control Winthrop Management's management of the properties. On March 15, 1996, the Registrant terminated Winthrop Management as the managing agent for its properties effective March 18, 1996, and appointed an unaffiliated managing agent to assume management of the properties. On March 20, 1996, the court appointed a receiver to assume the rights of Winthrop Management under the management agreements, including the right to pursue the Registrant for breach of contract. On March 21, 1996, the court stayed its own order appointing the receiver pending a motion to dismiss for lack of jurisdiction, and subsequently dismissed the case for lack of jurisdiction.

RTC Commercial Loan Trust 1995-NP1A, Plaintiff v. Winthrop Management, First Winthrop Corporation, Winthrop Southeast Limited Partnership, Southeastern Income Properties, L.P., Southeastern Income Properties II, L.P. and Insignia Management Corporation, Defendant, In the Circuit Court for the City of Richmond, Virginia; At Law No. LB-1323-1.

         Upon dismissal of the above action in federal court for lack of federal jurisdiction, in May 1996 the RTC Loan Trust filed a similar action in state court, seeking to set aside transfers allegedly made to delay and hinder the RTC Loan Trust, and a claim for in personam judgment against the defendants for such transfers, and certain additional claims, including tortious interference with contract, conspiracy to breach contract, breach of contract-the management contracts and collection on the note. The defendants have filed their answer and a demurrer (motion to dismiss) on certain of the counts. Discovery has been conducted and the trial is scheduled to take place during the summer of 1997. The Managing General Partner believes that the claims are without merit, and will continue to vigorously defend the action.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.


                                                      PART II

Item 5. Market Price for the Registrant's Common Equity and Related Stockholder Matters.

         The Registrant is a partnership and thus has no common stock. There is currently no established public market in which the Units are traded, nor is it anticipated that a public market will develop. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 15, 1997, there were 1,775 holders of 35,801 Units.

         Distributions  of $604,679  ($16.89 per Unit) and  $273,162  ($7.63 per
Unit) were made to holders of the Units for the years ended December 31, 1995 and December 31, 1996, respectively. Amounts distributed resulted entirely from cash generated from the operations of the properties owned by the Registrant. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

         The  Registrant  receives  rental  income  from its  properties  and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant's properties are leased to tenants who are subject to leases of up to one year.

         During the year ended December 31, 1996, rental revenue and other income from the Registrant's properties was sufficient to cover: (i) all operating expenses and debt service of the properties; (ii) all administrative costs of the Registrant; and (iii) cash distributions to partners totaling $275,921. The Registrant utilized its remaining revenue to fund $280,768 of capital improvements to the Registrant's properties, as well as increase its unrestricted cash reserves. As of December 31, 1996, the Registrant's unrestricted cash balance had increased to $647,080 from $627,142 at December 31, 1995.

         The Registrant continued to make expenditures for capital improvements, although such expenditures decreased to $280,768 in 1996 from $330,092 in 1995. Capital improvements budgeted for 1997 total approximately $515,000 and include exterior painting at Greenbryre and carpet, appliance and interior replacements at all four properties.

         It is expected that future rental revenue and other income from the Registrant's properties will continue to be sufficient to cover all administrative expenses of the Registrant and all operating expenses and debt service of the properties, as well as necessary capital expenditures. As a result of the continued capital improvements, it is expected that cash available for distribution will remain limited. Future distribution levels will be reviewed on a quarterly basis.

         The ability of the Registrant's properties to improve operations may affect the liquidity of the Registrant. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Registrant's properties, and thus, could affect the Registrant's revenue, net income and liquidity.

         At December 31, 1996, the Registrant has $647,080 of unrestricted cash reserve. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. As of December 31, 1996 the Registrant had $288,274 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of December 31, 1996, the Registrant has total reserves of $935,354, which is expected to be sufficient to satisfy working capital requirements of the Registrant. The Registrant, as required by the Registrant's Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders.

         The Registrant is in the process of reviewing the status of all the properties with a view towards disposing of all its properties, depending on property operations and market conditions. The mortgage loan on St. Michaels matures June 1, 1997 and the property is being marketing for sale. Although the Registrant believes a buyer for the property will be located, it expects there will be no proceeds available for distribution from the sale of the property due to market deterioration, primarily arising from the reduced military personal presence in the area. In the event the property is not sold or the mortgage loan extended or refinanced, the property could be lost through foreclosure.

Results of Operations

         The Registrant's total revenue decreased by approximately 6.0% in 1996 compared to 1995. Rental income decreased by approximately 5.9%, to $3,732,898 in 1996 from $3,965,031 in 1995 primarily as a result of decreased occupancy at Hunters Creek and St. Michaels. Overall average occupancy for the properties was 83.4% compared to 92.9% in 1995. Average rental rates at the properties increased 4.9% to $489 per unit compared to $466 per unit in 1995. Other income also decreased 6.9% or $27,395, primarily due to a $40,080 decline in furnished unit income at St. Michaels as a result of the U.S. Navy vacating units at the Property.

         Expenses of operating the Registrant's properties increased by 14.6%, to $2,597,734 in 1996 from $2,267,225 in 1995, due to increases in general and administrative expenses, utilities, repairs and maintenance and taxes, which was only partially offset by decreases in leasing and insurance expenses. General and administrative expenses increased $88,054 as a result of increased legal and eviction charges due to significant delinquencies. Utility expenses increased $118,020; increased gas charges at St. Michaels of approximately $44,000 and Hunter Creek of $18,000 as well as increased water and sewer charges of $40,000 at Copper Croft were the primary causes. Repairs and maintenance expenses increased by $223,787 or 29.1% in 1996 compared to 1995 due to approximately $100,000 in carpet and landscaping upgrades at Hunters Creek, various building repairs of approximately $55,000 at Greenbryre and carpet repairs of approximately $36,000 at Copper Croft. The increased tax expense is primarily due to real estate charges at Greenbryre. Leasing expenses decreased by $88,361 in 1996 compared to the same period in 1995 primarily as a result of the savings of $75,224 at St. Michaels due to lower furniture rentals required due to the decrease in units rented by the U.S. Navy. Insurance expense decreased by $32,689 in 1996 due to the decrease in group health insurance costs at all the properties. Other expenses of the Registrant (including depreciation and amortization, interest expenses and Registrant administrative expenses) remained relatively constant.

Item 7.           Financial Statements.


              Southeastern Income Properties II Limited Partnership

                                TABLE OF CONTENTS



INDEPENDENT AUDITORS' REPORT

FINANCIAL STATEMENTS

     BALANCE SHEETS

     STATEMENTS OF OPERATIONS

     STATEMENTS OF PARTNERS' CAPITAL

     STATEMENTS OF CASH FLOWS

     NOTES TO FINANCIAL STATEMENTS

                      FINANCIAL STATEMENTS AND INDEPENDENT
                                AUDITORS' REPORT

                    SOUTHEASTERN INCOME PROPERTIES II LIMITED
                                   PARTNERSHIP

                           DECEMBER 31, 1996 AND 1995

              Southeastern Income Properties II Limited Partnership


                          INDEPENDENT AUDITORS' REPORT


To the Partners and Unit Holders of
Southeastern Income Properties II Limited Partnership

We have audited the accompanying balance sheets of Southeastern Income Properties II Limited Partnership as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties II Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman
Bethesda, Maryland
January 24, 1997


                                                  BALANCE SHEETS

                                                      ASSETS
                                                                                      1996               1995
                                                                                ----------------   -----------------
Investment in rental property
      Land                                                                        $   2,664,225       $  2,664,225
      Building and building improvements                                             17,990,842         17,744,666
      Personal property                                                               3,527,668          3,493,076
                                                                                ----------------   -----------------
                                                                                     24,182,735         23,901,967
      Less: accumulated depreciation                                                  8,426,051          7,545,031
                                                                                ----------------   -----------------

                                                                                     15,756,684         16,356,936
                                                                                ----------------   -----------------

Cash and cash equivalents                                                               647,080            627,142
Tenant security deposits - funded                                                       162,055            237,327
Loan costs, net of accumulated amortization
   of $200,346 and $160,571                                                              88,389            128,164
Other assets                                                                            416,730            364,787
                                                                                ----------------   -----------------

                                                                                      1,314,254          1,357,420
                                                                                ----------------   - ----------------

                           Total assets                                          $   17,070,938      $  17,714,356
                                                                                ================   =================

                                         LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
      Mortgages payable                                                          $    8,215,187     $    8,318,589

      Other liabilities
      Accounts payable                                                                   32,825             91,185
      Accrued interest payable                                                           63,955             63,955
      Rents deferred credits                                                             17,923             26,919
      Tenants security deposits                                                         100,510            117,671
      Other liabilities                                                                  64,684             38,791
                                                                                ----------------  -----------------

                           Total liabilities                                          8,495,084          8,657,110
                                                                                ----------------   -----------------

                           Partners' Capital
      Limited partners' unit holders', 50,000 units authorized,
      35,801 outstanding December 31, 1996 and 1995                                   9,973,010         10,420,822
      Special Limited Partner                                                        (1,388,143)        (1,356,646)
      General partner                                                                    (9,013)            (6,930)
                                                                                ----------------   -----------------

      Total partners' capital                                                         8,575,854          9,057,246
                                                                                ----------------   -----------------

      Total liabilities and partners' capital                                    $   17,070,938     $   17,714,356
                                                                                ================   =================


                                         See notes to financial statements

              Southeastern Income Properties II Limited Partnership

                            STATEMENTS OF OPERATIONS

                     Years ended December 31, 1996 and 1995

                                                                                       1996              1995
                                                                                 ----------------   ---------------
Income
      Rental                                                                        $   3,732,898      $  3,965,031
      Interest income                                                                      26,676            31,836
      Other income                                                                        368,125           395,520
                                                                                 ----------------   ---------------

                                                                                        4,127,699         4,392,387
                                                                                 ----------------   ---------------

      Expenses
      Leasing                                                                             219,765           308,126
      General and administrative                                                          310,757           222,703
      Management Fees                                                                     245,499           246,632
      Utilities                                                                           402,779           284,759
      Repairs and Maintenance                                                             994,029           770,242
      Insurance                                                                           139,409           172,098
      Taxes                                                                               285,496           262,665
                                                                                 ----------------   ---------------

         Total operating expenses                                                         2,597,734       2,267,225

         Other expenses
      Partnership expenses                                                                 59,474            64,702
      Interest expense                                                                    755,167           763,125
      Depreciation and amortization                                                       920,795           905,241
                                                                                 ----------------   ---------------

         Total Expenses                                                                   4,333,170       4,000,293
                                                                                 ----------------   ---------------

         Net income (loss)                                                             $  (205,471)      $  392,094
                                                                                 ================   ===============

         Net income (loss) allocated to
      General Partner                                                               $     (2,055)      $      3,921
                                                                                 ----------------   ---------------

      Net income (loss) allocated to
      Limited Partners' Unit Holders'                                               $   (174,650)      $    333,280
                                                                                 ----------------   ---------------

      Net income (loss) allocated to Special
      Limited Partner                                                                    (28,766)      $     54,893
                                                                                 ----------------   ---------------

      Net income (loss) allocated to each unit                                      $      (4.88)      $       9.31
                                                                                 ================   ===============

      Weighted average number of units
      outstanding - Limited Partners                                                       35,801            35,801
                                                                                 ================   ===============

                                         See notes to financial statements


              Southeastern Income Properties II Limited Partnership

                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)


                     Years ended December 31, 1996 and 1995

                                                                   Special             Limited              Total
                                                General            Limited          Partners' Unit        Partners'
                                                Partner            Partner             Holders'            Capital
                                           -----------------   ----------------    ----------------   -----------------

Balance, December 31, 1994              $           (10,790)    $   (1,405,492)   $     10,692,221   $       9,275,939

Net income                                            3,921             54,893             333,280             392,094

Distributions including $16.89
  per L/P Unit Holders                                  (61)            (6,047)           (604,679)           (610,787)
                                           -----------------   ----------------    ----------------   -----------------

Balance, December 31, 1995                           (6,930)        (1,356,646)         10,420,822           9,057,246

Net loss                                             (2,055)           (28,766)           (174,650)           (205,471)

Distributions including $7.65
   per L/P Unit Holders                                 (28)            (2,731)           (273,162)           (275,921)
                                           -----------------   ----------------    ----------------   -----------------

Balance, December 31, 1996              $            (9,013)$       (1,388,143)$         9,973,010    $      8,575,854
                                           =================   ================    ================   =================


              Southeastern Income Properties II Limited Partnership

                            STATEMENTS OF CASH FLOWS

                     Years ended December 31, 1996 and 1995


                                                                                      1996               1995
                                                                                      ----               ----
Cash flows from operating activities
     Net income (loss)                                                            $    (205,471)     $       392,094
     Adjustments to reconcile net income (loss) to net
         cash provided by operating activities
         Depreciation                                                                    881,020             865,467
         Amortization                                                                     39,775              39,774
         Decrease (increase) in tenant security deposits                                  75,272            (106,988)
         (Increase) decrease in other assets                                             (51,943)             14,827
         Decrease in accounts payable                                                    (58,360)            (40,328)
         Increase in accrued interest payable                                                  -                   3
         (Decrease) increase in rents deferred credit                                    (8,996)               7,202
         (Decrease) increase in tenant security deposits                                 (17,161)              8,853
         Increase in other liabilities                                                    25,893               7,186
                                                                                ----------------   -----------------

              Net cash provided by operating activities                                  680,029           1,188,090
                                                                                ----------------   -----------------

              Cash flows from investing activities
         Investment in rental property                                                  (280,768)           (330,092)
                                                                                ----------------   -----------------

              Net cash used in investing activities                                     (280,768)           (330,092)
                                                                                ----------------   -----------------

              Cash flows from financing activities
         Distributions to partners                                                      (275,921)           (610,787)
         Payments on mortgages                                                          (103,402)            (95,444)
                                                                                ----------------   -----------------

              Net cash used in financing activities                                     (379,323)           (706,231)
                                                                                ----------------   -----------------

              INCREASE IN CASH AND CASH EQUIVALENTS                                       19,938             151,767

              Cash and cash equivalents, beginning                                       627,142            475,375
                                                                                ----------------    -----------------

              Cash and cash equivalents, end                                          $  647,080         $  627,142
                                                                                ================   =================

              Supplemental disclosure of cash flow information
     Cash paid during the year for interest                                       $      755,167     $       763,122
                                                                                ================   =================


                        See notes to financial statements

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Southeastern Income Properties II Limited Partnership (the "Partnership") was originally formed in September 1984 for the purpose of acquiring, operating and ultimately selling a 240-unit apartment complex now known as Hunters Creek Apartments, near Charlottesville, Virginia.

     The Partnership agreement (the "Agreement") has been amended several times. Among the amendments were changes in the allocation of net loss between the general and limited partners during the periods. The Agreement provided for K-A Southeastern Income Properties II Limited Partnership ("K-A SIP II"), a Virginia limited partnership, to be the general partner and for a public offering of up to 50,000 assignee units of limited partnership interest ("Units") at $500 per unit. During 1988, the Partnership sold 35,801 Units. The Partnership used a portion of the offering to repay all of the mortgages payable related to Hunters Creek and to pay for a portion of the cost of acquiring Coppercroft in Roanoke, Virginia, The Greenbyre in Charlotte, North Carolina and St. Michaels in Newport News, Virginia (See note C).

     In early 1992, the Unit Holders approved certain changes in (and amendments to ) the Partnership Agreement, which converted K-A SIP II to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP") as the sole general partner, effective February 12, 1992. K-A SIP II retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Agreement, taxable income and loss is to be allocated 85% to Unit Holders, 14% to K-A SIP II and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations provided in Internal Revenue Section 704 (b). As a result, the Partnership's 1996 federal tax return reflects a reallocation of losses only to the limited partners and WSLP. The revised Partnership Agreement also provides for K-A SIP II and WSLP to receive .99% and .01%, respectively, and the Limited Partners to receive the remaining 99%, of distributable cash from operations for five years from the date WSLP became the Partnership's general partner and 88% and 12%, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return equal to 10% of their capital contributions, as adjusted for certain capital transactions, K-A SIP II and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for five years from the date WSLP became the
     Partnership's general partner and 12.32% and 2.68%, respectively, thereafter. Winthrop Management ("Winthrop"), an affiliate of WSLP, served as the management agent for the properties from August 1, 1991 through March 17, 1996 and Insignia Management Corporation, currently serves as the management agent for the properties effective March 18, 1996.

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

     Upon liquidation of the Partnership, after payment of, or adequate provision for, the debts and obligations of the Partnership, the remaining assets of the Partnership would be distributed to all partners and Unit Holders with positive capital accounts in the proportion that the positive balance in each Partner's or Unit Holder's capital account bore to the aggregate of such positive balances, after taking into account all capital account adjustments for the Partnership's taxable year during which such liquidation occurred.

     Investment in Rental Property

     The investment in rental property is recorded at cost. Depreciation is determined by the straight-line method over the estimated useful lives of the various assets. Estimated useful lives are 27.5 to 30 years for buildings and building improvements and 5 to 7 years for personal property.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Loan Costs

     Loan costs incurred in connection with obtaining financing are being amortized over the terms of the loans.

     Replacement Reserves

     Replacement reserves are compressed of partnership funds held by the Partnership's mortgage lenders, the use of which are limited to specific capital or other costs, are included in other assets and total $288,274 in 1996 and $222,179 in 1995.

              Southeastern Income Properties II Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED






NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                 (Continued)

     Rental Income

     Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases.

     Income Taxes

     No provision or benefit for income taxes has been included in these financial statements since taxable income and loss passes through to, and is reportable by, the partners individually.

     Net Income (Loss) Allocated to Each Unit

     Net income (loss) allocable to each Limited Partner's Unit is computed using the weighted average number of units outstanding in each year.

     Cash Equivalents

     For the purposes of the statement of cash flows, the Partnership considers all highly liquid investments consisting of a money market fund to be cash equivalents. The carrying amount as of December 31, 1996 and 1995 of $-0-and $521,291, respectively, approximates fair value because of the short maturity of this instrument.

NOTE B - REALIZATION OF ASSETS

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Partnership as a going concern. The mortgage encumbering St. Michaels, which has an outstanding principal balance of approximately $4.2 million as of December 31, 1996, matures on June 1, 1997. The general partner is actively marketing the project for sale. If St. Michaels is not sold prior to maturity of the mortgage, and the Partnership is unable to obtain an extension from its lenders, the project may go to foreclosure. The general partner does not expect there will be any proceeds available for distribution to limited partners from the sale of St. Michaels.

              Southeastern Income Properties II Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED






NOTE B - REALIZATION OF ASSETS (Continued)

     The three remaining properties in the Partnership will be selectively marketed for sale over time, depending on market conditions and property operations.

     In view of these matters, the Partnership's ability to continue as a going concern depends on the Partnership's ability to meet its financing requirements through the sale or refinancing of the mortgage of St. Michaels. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE C - INVESTMENT IN RENTAL PROPERTY

     On September 29, 1984, the Partnership acquired Hunters Creek, a 240-unit apartment complex near Charlottesville, Virginia. In connection with this acquisition, the Partnership assumed a first deed of trust mortgage on the project.

     On May 6, 1988, the Partnership acquired Coppercroft, a 120-unit apartment complex in Roanoke, Virginia. The total cost of the project, $2,830,000, was funded from a portion of the proceeds from the public offering of the Units.

     On March 7, 1989, the Partnership acquired The Greenbyre, a 174-unit apartment complex in Charlotte, North Carolina. The total cost of the project, $4,650,000, was funded from a portion of the proceeds from the public offering of the Units.

     On April 30, 1990, the Partnership acquired St. Michaels, a 260-unit apartment complex in Newport News, Virginia. In connection with this acquisition, the Partnership assumed the first deed of trust mortgage with an outstanding balance of $4,543,417 and paid the remainder of the $5,000,000 purchase price from a portion of the proceeds of the public offering of Units.

NOTE D - MORTGAGES PAYABLE

     During 1989, the Partnership acquired St. Michaels by assuming a mortgage with an outstanding balance of $4,543,417. During 1992, the Partnership renegotiated the terms of the mortgage. The existing mortgage with a balance of $4,223,282 at December 31, 1996 and $4,294,476 at December 31, 1995 is payable in monthly installments totaling $37,013 of principal and interest at 8.75% per annum, through June 1, 1997 with a balloon payment of $4,152,088.

              Southeastern Income Properties II Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED






NOTE D - MORTGAGES PAYABLE (Continued)

     During 1993, the Partnership refinanced Hunters Creek by obtaining a $4,100,000 mortgage. The mortgage balance is $3,991,905 at December 31, 1996 and $4,024,113 at December 31, 1995 and is payable in installments of principal and interest at 9.52% per annum, totaling $34,535 through March 1, 2000 with a balloon payment of $3,832,712.

     Based on the interest rates of loans with similar maturities currently available to the partnership, the estimated fair value of the mortgages payable approximates fair value.

     The apartment projects, as referred to above, are pledged as collateral for the mortgages.

     The liability of the partnership under the mortgages is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lender.

     Aggregate maturities of the mortgages payable for the years following December 31, 1996 are as follows:

                                    December 31, 1997                         $4,259,212
                                    December 31, 1998                             39,504
                                    December 31, 1999                             43,434
                                    December 31, 2000                          3,873,037

NOTE E - RELATED-PARTY TRANSACTIONS

     The Partnership has incurred management fees, accounting fees and investor servicing fees as expenses resulting from transactions with WSLP and Winthrop Management. The investor servicing fees for 1995 and part of 1996 were paid to First Winthrop Corporation.

                                                                       1996              1995
                                                                 ----------------  -----------------
Management fees                                              $             63,608$           213,494
Investor servicing fees                                                    32,650             33,138
Accounting fees                                                             7,940             23,820
                                                                 ----------------  -----------------

                                                             $            104,198$           270,452
                                                                 ================  =================


              Southeastern Income Properties II Limited Partnership



                           December 31, 1996 and 1995



                    NOTES TO FINANCIAL STATEMENTS - CONTINUED




NOTE E - RELATED-PARTY TRANSACTIONS (Continued)

     The accounting fees were included in general and administrative expenses and the management and investor servicing fees are included in management fees on the statements of operations.

     The Partnership entered into a management agreement with Winthrop which provides for a management fee of 5% of gross revenues. On March 18, 1996, the Partnership entered into new management with an unaffiliated third party, Insignia Management Corporation, under the same terms as the management agreement with Winthrop. Management fees charged to operations and paid to Insignia during 1996 was $149,241.

NOTE F - INCOME TAXES AND PARTNERS' CAPITAL

     The following is the reconciliation of the income (loss) and partners' capital for federal income tax purposes with the net income (loss) and partners' capital for financial statement purposes.

                                                                            1996               1995
                                                                      ----------------   ----------------
Net income (loss) for financial  statement
     purposes                                                           $    (205,471)     $     392,094

     Excess of tax depreciation over
     depreciation for book purposes                                          (152,831)          (268,665)

     Other                                                                     (8,996)             7,204
                                                                      ----------------   ----------------

     Income (loss) for federal income tax purposes                           (367,298)           130,633
                                                                      ================   ================


                                                                            1996               1995
                                                                      ----------------   ----------------

Partners' capital for financial statement
     purposes                                                           $   8,575,854     $    9,057,246

     Cumulative effect of
     Excess of depreciation for federal
     income tax purposes                                                   (2,544,257)        (2,391,426)

     Provision for investment property
     writedown                                                                823,414            823,414

     Other                                                                     17,155             26,919

     Offering costs                                                         1,706,304          1,706,304


     Adjustment of fixed assets for federal
     income tax purposes in connection
     with  recapitalization of the Partnership                             (1,478,434)        (1,478,434)

     Section 734 step-up                                                    2,179,679          2,179,679
                                                                     -----------------   ----------------

     Partners' capital for federal income tax
     purposes                                                          $    9,279,715     $    9,923,702
                                                                     =================   ================


     The difference between investment in rental property for tax purposes and financial statement purposes for 1996 and 1995 is as follows:

                                                                            1996               1995
                                                                      ----------------   ----------------
Investment in rental property as reported                              $   15,756,684      $  16,356,936
Investment in rental property for tax purposes                             14,887,980         15,641,063
                                                                      ----------------   ----------------

                                                                          $   868,704         $  715,873
                                                                      ================   ================


NOTE G - CONCENTRATION OF CREDIT RISK

     At December 31, 1996, the Partnership had bank deposits in excess of federally insured limits totaling of $571,282.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1997, the names of the directors and executive officers of Eight Winthrop, the general partner of the Managing General Partner, and the position held by each of them, are as follows:

                                             Has served as a
                                             Director and/or
                                             Officer of the Managing
   Name                  Positions Held      General Partner since

   Michael L. Ashner     Chief Executive     January 1996
                          Officer and
                          Director

   Richard J. McCready   Chief Operating     July 1995
                          Officer and
                          President

   Jeffrey Furber        Executive Vice      July 1995
                          President
                          and Clerk

   Edward Williams        Chief Financial    April 1996
                          Officer,
                          Vice President
                          and Treasurer

   Peter Braverman       Senior Vice         January 1996
                          President

     Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and
Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

         Each director and officer of Eight Winthrop will hold office until the next annual meeting of the stockholders of Eight Winthrop and until his successor is elected and qualified.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

         (b)      Identification of Certain Significant Employees.  None.

         (c)      Family Relationships.  None.

         (d)      Involvement in Certain Legal Proceedings.  None.

Item 10.          Executive Compensation.

         The Registrant is not required to and did not pay any compensation to the officers or directors of Eight Winthrop. Eight Winthrop does not presently pay any compensation to any of its officers and directors (See "Item 12, Certain Relationships and Related Transactions").

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      (a)         Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1997. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b)      Security Ownership of Management.

         As of March 15, 1997, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c)      Changes in Control.

         As of March 15, 1997, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

     In connection with the withdrawal of the Original General Partner and the substitution of WSLP as the Managing General Partner, WSLP entered into certain loan arrangements with ISB, including the pledge of its general partnership interest. In the event the RTC Loan Trust, successor in interest to ISB, was successful in enforcing its remedies under the security agreement, the RTC Loan Trust may claim an interest in the general partnership interest of the Registrant. WSLP disputes the validity of the security interest, and would vigorously defend any action, and raise, among other meritorious defenses, the fact that the transfer of the general partnership interest requires the consent of a majority of Unit holders.

Item 12.          Certain Relationships and Related Transactions.


         Under the Registrant's partnership agreement, the general partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Registrant.

         The following table sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1995, and 1996:

Recipient                          Type of Compensation                               1995            1996

WSLP                               Cash Distribution (1)                        $     61          $     28
Winthrop Management                Property Management Fee (2)                   213,494            63,608
First Winthrop Corp.               Investor Servicing Fee (3)                     33,138            32,650
Winthrop Management                Accounting Services Fee (4)                    23,820             7,940

    TOTAL:                                                                      $270,513          $104,226

----------------


(1)   Equal to .01% of cash flow distributed to all partners of the Registrant.
(2)   Equal to 5.0% of gross collected revenues of the Registrant's properties.
(3)   Equal to 1.0% of gross collected revenues of the Registrant's properties.
(4)   Equal to $2.50 per apartment unit per month.

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K.

         (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter covered by this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             SOUTHEASTERN INCOME PROPERTIES II
                             LIMITED PARTNERSHIP

                             By:  Winthrop Southeastern Limited
                                  Partnership,
                                  Its General Partner

                                  By:  Eight Winthrop
                                       Properties, Inc.,
                                       Its General Partner

                                       By: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer

                                       Date:  March 28, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date


/s/ Michael L. Ashner   Chief Executive           March 28, 1996
Michael L. Ashner        Officer and Director

/s/ Edward Williams     Chief Financial Officer   March 28, 1996
Edward Williams

                                                 Index to Exhibits

Exhibit
Number            Document

2.1               Agreement and Addendum to Agreement by and among Glade
                  M. Knight ("Knight"), Ben T. Austin, III ("Austin"), Winthrop Southeast Limited Partnership ("WSLP") and Investors Savings Bank, F.S.B. ("ISB") (the "Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Agreement have been omitted from the Agreement and are listed in
                  the Agreement.]   (Exhibit 2.1)(5)

2.2 Supplemental Agreement by and among WSLP, Knight, and ISB (the "Knight Agreement") dated as of August 8, 1991 and effective as of August 16, 1991. [The exhibits to the Knight Agreement have been omitted from the Knight Agreement and are listed in the Knight Agreement.] (Exhibit 2.2)(5)

2.3 Supplemental Agreement and Addendum to Supplemental Agreement by and among WSLP, Austin and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.3)(5)

2.4 Employment Agreement by and between WSLP and Austin dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.4)(5)

2.5 Supplemental Agreement by and between WSLP and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.5)(5)

3.1 Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited
                  Partnership.  (Exhibit 3.1)(2)

3.2 First Amendment to Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.9)(1)

3.3 Second Amendment to Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.10)(1)

3.4 Third Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income
                  Properties II Limited Partnership.  (Exhibit 3.11)(1)

3.5 Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income
                  Properties II Limited Partnership.  (Exhibit 3.12)(1)

3.6 Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income
                  Properties II Limited Partnership.  (Exhibit 3.6)(3)

3.7 Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income
                  Properties II Limited Partnership.  (Exhibit 3.7)(3)

3.8 Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income
                  Properties II Limited Partnership.  (Exhibit 3.8)(7)

3.9               Articles of Incorporation of SIP II Assignor
                  Corporation.  (Exhibit 3.6)(1)

3.10              Bylaws of SIP II Assignor Corporation. (Exhibit 3.7)(1)

10.1 Apartment Management Agreement (for the Hunters Creek Apartments). (Exhibit 10.1)(2)

10.2 Apartment Management Agreement (for the Copper Croft Apartments). (Exhibit 10.6)(1)

10.3 Apartment Management Agreement (for The Greenbryre at Charlotte) (incorporated by reference to Exhibit 10.4 filed with the Commission in the Registrant's current report on Form 8-K dated March 17, 1989).

10.4 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Copper Croft Apartments). (Exhibit 10.4)(6)

10.5 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Hunters Creek Apartments). (Exhibit 10.5)(6)

10.6 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for The Greenbryre Apartments). (Exhibit 10.6)(6)

10.7 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for St. Michaels Apartments). (Exhibit 10.7)(6)

10.8 Properties Acquisition Agreement between Southeastern Income Properties II Limited Partnership and Knight Austin Corporation. (Exhibit 10.2)(2)

10.9 Real Estate Consulting Agreement between Southeastern Income Properties II Limited Partnership and WFS Realty Corporation. (Exhibit 10.3)(2)

10.10             Repair Supervisory Contract.  (Exhibit 10.6)(4)

10.11             Supervisory Insurance Adjustment Contract.  (Exhibit
                  10.7)(4)

10.12             Mortgage Brokerage and Consulting Agreement.  (Exhibit
                  10.8)(4)

----------------------------------

(1) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's registration statement on Form S-11 (Registration No. 33-17659).

(2) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's 1987 Annual Report.

(3) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's 1988 Annual Report.

(4) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's 1989 Annual Report.

(5) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's Current Report on Form 8-K on September 3, 1991.

(6) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's 1991 Annual Report.

(7) Incorporated by reference to the exhibit shown in parentheses filed with the Commission in the Registrant's 1992 Annual Report filed on Form 10-K.