Form 10QSB
period 1997-03-31
SOUTHEASTERN INCOME PROP II LP
filed 1997-05-15
CIK 822983

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March  31, 1997          Commission File Number 0-17461

            SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
      (exact name of small business issuer as specified in its charter)


                Virginia                                 54-2839837
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                   02110
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (617) 330-8600




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X     NO
                                               ---

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          PART 1 - FINANCIAL INFORMATION
          ITEM 1 - FINANCIAL STATEMENTS
          BALANCE SHEETS

                                                                                              March 31,         December31,
                                                                                                   1997                1996
                                                                                     ------------------  ------------------
                                                                                          (Unaudited)         (Audited)
                                                                                     ------------------  ------------------
                                               ASSETS
          Investment in rental property
              Land                                                                   $        2,664,225  $        2,664,225
              Buildings and building improvements                                            18,060,739          17,990,842
              Personal property                                                               3,527,668           3,527,668
                                                                                     ------------------  ------------------
                                                                                             24,252,632          24,182,735

              Less accumulated depreciation                                                   8,646,306           8,426,051
                                                                                             15,606,326          15,756,684

              Cash and cash equivalents                                                         777,981             647,080
              Tenant security deposits                                                          103,049             162,055
              Loan cost, net accumulated amortization of $210,289
                and $200,346                                                                     78,775              88,389
              Other assets                                                                      465,590             416,730
                                                                                     ------------------  ------------------
          Total Assets                                                               $       17,031,721  $       17,070,938
                                                                                     ==================  ==================

                        LIABILITIES AND PARTNERS' CAPITAL

          Liabilities applicable to investment in rental property

              Mortgages payable                                                      $        8,187,732  $        8,215,187

          Other liabilities
              Accounts payable                                                                  143,444              32,825
              Accrued interest payable                                                           63,955              63,955
              Rents received in advance                                                           1,041              17,923
              Tenant security deposits                                                          101,800             100,510
              Other liabilities                                                                  24,221              64,684
                                                                                     ------------------  ------------------
          Total Liabilities                                                                   8,522,193           8,495,084
                                                                                     ------------------  ------------------

          Partners' Capital
              Limited partners unit holders 50,000 units authorized,
               35,801 outstanding March 31, 1997 December 31, 1996                            9,916,633           9,973,010
              Special Limited Partner                                                       (1,397,429)         (1,388,143)
              General Partner's Capital                                                         (9,676)             (9,013)
          Total Partners' Capital                                                             8,509,528           8,575,854
                                                                                     ------------------  ------------------
          Total Liabilities and Partners' Capital                                    $       17,031,721  $       17,070,938
                                                                                     ==================  ==================

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          PART 1  - FINANCIAL INFORMATION
          ITEM 1. - FINANCIAL STATEMENTS
          STATEMENTS OF OPERATIONS

          For the three months ended March 31, 1997 and 1996                                 1997                1996
                                                                                         (Unaudited)         (Unaudited)
                                                                                     ------------------  ------------------
          Income
              Rental                                                                 $          898,871  $          955,705
              Interest income                                                                     2,363               7,227
              Other                                                                              63,461              67,222
                                                                                     ------------------  ------------------
                   Total income                                                                 964,695           1,030,154

          Expenses
              Leasing                                                                            30,394              59,175
              General & administrative                                                           76,399              55,921
              Management fees                                                                    56,402              60,031
              Utilities                                                                         103,332              85,542
              Repairs & maintenance                                                             157,457             157,633
              Insurance                                                                          33,183              39,233
              Taxes                                                                              79,018              65,430
                                                                                     ------------------  ------------------
                   Total operating expenses                                                     536,185             522,965

          Other expenses
              Partnership expenses                                                               77,410              19,244
              Interest expense                                                                  187,227             189,476
              Depreciation and amortization                                                     230,199             219,327
                                                                                     ------------------  ------------------
                   Total expenses                                                             1,031,021             951,012


          Net (loss) income                                                          $         (66,326)  $           79,142
                                                                                     ==================  ==================
          Net (loss) income allocated to general partner                             $            (663)  $              791
                                                                                     ==================  ==================
          Net (loss) income allocated to limited partner unit holders                $         (56,377)  $           78,350
                                                                                     ==================  ==================
          Net (loss) income allocated to special limited partner                     $          (9,286)  $
                                                                                     ==================  ==================
          Net (loss) income allocated to each unit                                   $           (1.57)  $             2.19
                                                                                     ==================  ==================
          Weighted average number of units outstanding                                           35,801              35,801
                                                                                     ==================  ==================

                        See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS CAPITAL


For the three months ended                         1%                  14%                85%                Total
March 31, 1997 and 1996                      General partner         Special            Partner            partners'
(unaudited)                                                          limited              unit              capital
                                                                     partner            holders
                                          ------------------   ----------------   ------------------  ------------------

Balance December 31, 1995                 $           (6,930)  $     (1,356,646)  $       10,420,822  $        9,057,246
                                          ------------------   ----------------   ------------------  ------------------
Distribution paid                                        (16)            (1,568)           (156,808)           (158,392)
Net income                                                791             11,080              67,270              79,141
Balance, March 31, 1996                   $           (6,155)  $     (1,347,134)  $       10,331,284  $        8,977,995
                                          ==================   ================   ==================  ==================
Balance December 31, 1996                 $           (9,013)  $     (1,388,143)  $        9,973,010  $        8,575,854
Net loss                                                (663)            (9,286)            (56,377)            (66,326)
Balance, March 31, 1997                   $           (9,676)  $     (1,397,429)  $        9,916,633  $        8,509,528
                                          ==================   ================   ==================  ==================

Note: Units of Limited Partnership Interest for both March 31, 1996 and March 31, 1997 were 35,801.

                       See notes to financial statements.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          STATEMENTS OF CASH FLOWS

          For the three months ended                                                         1997                1996
          March 31, 1997 and 1996                                                        (Unaudited)         (Unaudited)
                                                                                     -----------------   ------------------
          Cash flow from operating activities:
          Net (loss) income                                                          $         (66,326)  $           79,142
                                                                                     -----------------   ------------------
          Adjustments to reconcile net (loss) income to
              net cash provided by operating activities:
                   Depreciation and amortization                                                230,199             219,327
                   Decrease (increase) in tenant security deposits (net)                         60,296             (9,970)
                   Increase in other assets                                                    (48,860)            (77,736)
                   Increase (decrease) in accounts payable                                      110,619            (88,165)
                   Decrease in prepaid rent                                                    (16,882)             (9,354)
                   (Decrease) increase in other liabilities                                    (40,463)              62,352
          Net cash provided by operating activities                                             228,583             175,596
          Cash flows from investing activities:
              Investment in rental property                                                    (69,897)            (48,493)
              Net cash used in investing activities                                            (69,897)            (48,493)
          Cash flows from financing activities:
              Principal payments on mortgage note                                              (27,455)            (25,165)
              Cash distributions paid to partners                                                                 (158,392)
              Increase in deferred fees                                                           (330)

          Net cash used in financing activities                                                (27,785)           (183,557)

          Net increase (decrease) in cash and cash equivalents                                  130,901            (56,454)

          Cash and cash equivalents, beginning                                                  647,080             627,142

          Cash and cash equivalents, ending                                          $          777,981  $          570,688
                                                                                     ==================  ==================
          Supplemental disclosure of cash flow information:
              Cash paid during the year for interest                                 $          187,227  $          189,477
                                                                                     ==================  ==================

                       See notes to financial statements.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

March 31, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties II Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's latest annual report on Form 10KSB.

The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1997.

2.       TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

3.       RELATED PARTY TRANSACTIONS

Property and asset management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $8,285, which represents Asset Management Fees, and $51,766, which represents Asset Management Fees and Property Management Fees during the three months ended March 31, 1997 and 1996, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



Liquidity and Capital Resources

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants pursuant to leases of up to one year.

During the quarter ended March 31, 1997, rental revenue and other income from the properties, along with interest income from the Partnership's shortterm investments, was sufficient to cover: (i) all operating expenses and debt service of the properties and (ii) all administrative expenses of the Partnership. The Partnership utilized its remaining cash to fund $69,897 of capital improvements to the Partnership's properties. As of March 31, 1997, the Partnership's unrestricted cash balance had increased to $777,981 from $647,080 at December 31, 1996.

It is expected that future rental revenue and other income from the Partnership's properties will be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties, as well as the continued costs of any capital improvement program. The Partnership is in the process of reviewing the status of all the properties with a view towards disposing of all its properties, depending on property operations and market conditions. The mortgage loan on St. Michaels matures June 1, 1997 and the property is being marketed for sale. Due to market deterioration primarily arising from the reduction in military personnel in the area, the Partnership has, to date, been unable to locate a buyer for the property, or to find sufficient replacement refinancing. In addition, the lender has refused the Partnership's attempts to extend or restructure the existing loan. As a result it is expected that the property will be lost through foreclosure. As a result of the continuance of the capital improvement program at all of the Partnership's properties, it is expected that cash available for distribution will remain limited. Future distribution levels, if any, will be reviewed on a quarterly basis.

The Partnership has invested, and expects to continue to invest cash in money market instruments until required for Partnership purposes. As of March 31, 1997 the partnership has $108,943 in reserves held by one of the mortgage lenders, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of March 31, 1997, the Partnership has total reserves of $886,924, which is expected to be sufficient to satisfy working capital requirements for the Partnership. The Partnership, as required by the Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders. The Partnership spent $69,897 on capital improvements during the first three months of 1997 compared to $48,493 in the first three months of 1996.

Results of Operations

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


The Partnership generated a net loss of $66,326 for the three months ended March 31, 1997, compared to net income of $79,142 for the three months ended March 31, 1996.


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (Continued)

Results of Operations (Continued)

The Partnership's total revenue decreased by 6.4% for the first quarter of 1997 compared to the first quarter of 1996. Rental income decreased by 6% to $898,871 in 1997 from $955,705 in 1996. Average rents at the Partnership's four properties have increased 2.6% during the first quarter, however the combined average occupancy for all four properties was 81% compared to 87% in the first quarter of 1996. This drop in vacancy is primarily attributable to St. Michaels and Hunters Creek whose average occupancies in the first quarter of 1997 were 63% and 81% respectively, as compared to 74% and 89% for the first quarter ended March 31, 1996. Occupancy at Copper Croft and Greenbryre for the three months ended March 31, 1997 was 96% and 95%, respectively.

Other income for the quarter ended March 31, 1997 was $63,461 compared to $67,222 for the same quarter in 1996. The decrease was primarily the result of decreased corporate unit revenues at St. Michaels.

Expenses of operating the properties increased by $13,220 during the three month period ended March 31, 1997 compared to the three month period ended March 31, 1996 from $522,965 to $536,185 primarily due to an increase in general and administrative expense and utility expense. These increases were partially offset by a decrease in leasing expense due to a decrease in furnished units.

Other expenses increased by $66,789 or 15.6% of which Partnership expenses increased by $58,166 from $19,244 for the period ending March 31, 1996 to $77,410 for the period ending March 31, 1997.

The results of operations in future quarters may differ from the results of operations for the quarter ended March 31, 1997, due to inflation and changing economic conditions which could affect occupancy levels, rental rates and operating expenses.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART II

ITEM 1  - LEGAL PROCEEDINGS

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K
              (a) Exhibit 27
                  Financial Data Schedule

              (b) Reports on Form 8-K:
                  No report on Form 8-K were filed during the three months ended March 31, 1997.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     SOUTHEASTERN INCOME PROPERTIES II
                     LIMITED PARTNERSHIP

                     By:Winthrop Southeastern Limited Partnership
                        Its General Partner


                     By:Eight Winthrop Properties, Inc.,
                        Its General Partner

Date: May 13, 1997   By:/s/ Edward V. Williams
                        ----------------------------------------------
                        Edward V. Williams
                        Chief Financial Officer

Date: May 13, 1997   By:/s/ Richard J. McCready
                        ----------------------------------------------
                        Richard J. McCready
                        Chief Executive Officer