Form 10QSB
period 1997-06-30
SOUTHEASTERN INCOME PROP II LP
filed 1997-08-14
CIK 822983

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1997             Commission File Number 0-17461
                      -------------                                    -------


             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Virginia                                   54-2839837
  -------------------------------          ------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

  One International Place, Boston, MA                     02110
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (617) 330-8600
                                                    --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       YES  X      NO
                                                          -----      -----

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

BALANCE SHEETS

--------------------------------------------------------------------------------------------------
                                                                    June 30,          December 31,
                                                                      1997                1996
                                                                  (Unaudited)          (Audited)
--------------------------------------------------------------------------------------------------
                                     ASSETS

Investment in rental property
    Land                                                          $  2,664,225        $  2,664,225
    Buildings, building improvements and personal property          21,715,353          21,518,510
                                                                  ------------        ------------
                                                                    24,379,578          24,182,735

    Less accumulated depreciation                                    8,866,561           8,426,051
                                                                  ------------        ------------
                                                                    15,513,017          15,756,684
                                                                  ------------        ------------

    Cash and cash equivalents                                          882,332             647,080
    Tenant security deposits                                           109,591             162,055
    Loan cost, net accumulated amortization of $220,233
      and $200,346                                                      68,831              88,389
    Other assets                                                       524,606             416,730
                                                                  ------------        ------------

Total Assets                                                      $ 17,098,377        $ 17,070,938
                                                                  ============        ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
    Mortgages payable                                             $  8,166,103        $  8,215,187

Other liabilities
    Accounts payable                                                    86,966              32,825
    Accrued interest payable                                            63,955              63,955
    Rents received in advance                                           18,965              17,923
    Tenant security deposits                                           110,322             100,510
    Other liabilities                                                  115,089              64,684
                                                                  ------------        ------------
Total Liabilities                                                    8,561,400           8,495,084
                                                                  ------------        ------------


Partners' Capital
    Limited partners unit holders 50,000 units authorized,
     35,801 outstanding March 31, 1997 December 31, 1996             9,939,965           9,973,010
    Special Limited Partner                                         (1,393,586)         (1,388,143)
    General Partner's Capital                                           (9,402)             (9,013)
                                                                  ------------        ------------
Total Partners' Capital                                              8,536,977           8,575,854
                                                                  ------------        ------------
Total Liabilities and Partners' Capital                           $ 17,098,377        $ 17,070,938
                                                                  ============        ============

                        See notes to financial statements
                                      - 2 -

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS


--------------------------------------------------------------------------------------------------------------------------
For the six and three months ended                          Three months ended                   Six months ended
June 30, 1997 and 1996                                     June 30, (Unaudited)                June 30, (Unaudited)

--------------------------------------------------------------------------------------------------------------------------
                                                         1997               1996               1997               1996
                                                      -----------        -----------        -----------        -----------
Income
  Rental                                              $   954,206        $   951,308        $ 1,853,077        $ 1,907,013
  Interest income                                           2,313              6,752              4,676             13,979
  Other                                                    65,696            108,078            129,157            175,300
                                                      -----------        -----------        -----------        -----------
       Total income                                     1,022,215          1,066,138          1,986,910          2,096,292
                                                      -----------        -----------        -----------        -----------

Expenses
  Leasing                                                  53,391             51,418             83,785            104,552
  Payroll and Benefits                                    138,343            116,210            241,832            241,608
  General & administrative                                 36,218             53,475             71,063             72,140
  Management fees                                          61,695             59,642            118,097            119,673
  Utilities                                                81,110            103,960            184,442            189,502
  Repairs & maintenance                                   132,145            225,315            247,082            279,380
  Insurance                                                24,033             15,823             47,035             66,876
  Taxes                                                    59,719             62,604            129,503            137,681
                                                      -----------        -----------        -----------        -----------
       Total operating expenses                           586,654            688,447          1,122,839          1,211,412

Other expenses
  Partnership expenses                                     21,912             33,489             99,322             52,733
  Interest expense                                        156,001            188,951            343,228            378,427
  Depreciation and amortization                           230,199            241,825            460,398            461,152
                                                      -----------        -----------        -----------        -----------
       Total expenses                                     994,766          1,152,712          2,025,787          2,103,724
                                                      -----------        -----------        -----------        -----------

Net income (loss)                                     $    27,449        $   (86,574)       $   (38,877)       $    (7,432)
                                                      ===========        ===========        ===========        ===========

Net income (loss) allocated to general partner        $       274        $      (866)       $      (389)       $       (74)
                                                      ===========        ===========        ===========        ===========


Net income (loss) allocated to limited partner
unit holders                                          $    23,332        $   (85,708)       $   (33,045)       $    (7,358)
                                                      ===========        ===========        ===========        ===========

Net income (loss) allocated to special limited
partner                                               $     3,843        $        --        $    (5,443)       $        --
                                                      ===========        ===========        ===========        ===========

Net income (loss) allocated to each unit              $      0.77        $     (2.39)       $     (1.09)       $     (0.21)
                                                      ===========        ===========        ===========        ===========

Weighted average number of units outstanding               35,801             35,801             35,801             35,801
                                                      ===========        ===========        ===========        ===========

                        See notes to financial statements
                                      - 3 -

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

--------------------------------------------------------------------------------------------------------------------
                                                               14%                   85%
For the six months ended                 1%                  Special               Partner                 Total
June 30, 1997 and 1996                General                Limited                 Unit                Partners'
(unaudited)                           Partner                Partner                Holders               Capital
--------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995          $     (6,930)          $ (1,356,646)          $ 10,420,822           $  9,057,246
Distribution paid                           (27)                (2,732)              (273,161)              (275,920)
Net income                                  (74)                    --                 (7,358)                (7,432)
                                   ------------           ------------           ------------           ------------
Balance, June 30, 1996             $     (7,031)          $ (1,359,378)          $ 10,140,303           $  8,773,894
                                   ============           ============           ============           ============

Balance December 31, 1996          $     (9,013)          $ (1,388,143)          $  9,973,010           $  8,575,854
Net loss                                   (389)                (5,443)               (33,045)               (38,877)
                                   ------------           ------------           ------------           ------------
Balance, June 30, 1997             $     (9,402)          $ (1,393,586)          $  9,939,965           $  8,536,977
                                   ============           ============           ============           ============

Note: Units of Limited Partnership Interest for both June 30, 1996 and June 30, 1997 were 35,801.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------
For the six months ended                                                1997             1996
June 30, 1997 and 1996                                              (Unaudited)      (Unaudited)
------------------------------------------------------------------------------------------------
Cash flow from operating activities:
Net loss                                                             $ (38,877)       $  (7,432)
Adjustments to reconcile net loss to
    net cash provided by operating activities:
         Depreciation and amortization                                 460,398          461,152
         Decrease (increase) in tenant security deposits (net)          62,275          (25,730)
         Increase in other assets                                     (107,876)        (167,591)
         Increase (decrease) in accounts payable                        54,141          (30,663)
         Increase (decrease) in prepaid rent                             1,042           (8,996)
         Increase in other liabilities                                  50,405           88,522
                                                                     ---------        ---------

Net cash provided by operating activities                              481,508          309,262
                                                                     ---------        ---------

Cash flows from investing activities:
    Investment in rental property                                     (196,843)        (130,792)
                                                                     ---------        ---------

    Net cash used in investing activities                             (196,843)        (130,792)
                                                                     ---------        ---------

Cash flows from financing activities:
    Principal payments on mortgage note                                (49,084)         (50,858)
    Increase in deferred fees                                             (329)        (275,920)
                                                                     ---------        ---------

Net cash used in financing activities                                  (49,413)        (326,778)
                                                                     ---------        ---------

Net increase (decrease) in cash and cash equivalents                   235,252         (148,308)

Cash and cash equivalents, beginning                                   647,080          627,142
                                                                     ---------        ---------

Cash and cash equivalents, ending                                    $ 882,332        $ 478,834
                                                                     =========        =========

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                           $ 279,273        $ 378,427
                                                                     =========        =========

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties II Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10KSB.

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

3.       RELATED PARTY TRANSACTIONS

Asset management fees paid or accrued by the Partnership to an affiliate of the General Partner, totaled $19,402 during the six months ended June 30, 1997. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

4.       RECLASSIFICATION

Certain items in the 1996 statement of operations have been reclassified to conform with the current year presentation.

5.       SUBSEQUENT EVENT

The mortgage loan encumbering St. Michael's Apartments matured on June 1, 1997. The loan balance exceeded the value of the property at maturity. The Partnership was unable to extend, restructure, or refinance the mortgage debt. Consequently, the property was lost through foreclosure as of August 1, 1997. The Partnership expects to record a gain of approximately $625,000 for accounting purposes.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

All of the Partnership's real estate properties are residential properties with apartments leased to tenants pursuant to lease with original terms ranging from three to fourteen months. The Partnership receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary source of liquidity. For the long term, cash from operations is expected to remain the Partnership's primary source of liquidity, (i.e., until additional debt is refinanced or properties sold).

The level of liquidity based on cash and cash equivalents experienced a $235,252 increase at June 30, 1997, as compared to December 31, 1996. The increase was due to $481,508 of net cash provided by operating activities which was partially offset by $49,413 of cash used in financing activities and $196,843 of net cash used in investing activities. Financing activities consisted primarily of $49,084 of mortgage principal payments. Investing activities consisted of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $196,843 the Partnership spent on capital improvements during the six months ended June 30, 1997 was funded from operating cash and replacement reserves held by mortgage lenders. The Partnership anticipates it will spend approximately $129,000 for capital improvements during the balance of 1997. The Partnership expects to spend approximately $16,000 for interior replacements (kitchen cabinets and counter tops) at Copper Croft, approximately $15,000 for structural improvements at Greenbryre, and approximately $30,000 for appliances at Hunters Creek. The balance of this amount will be spent on ongoing capital improvement projects.

The Partnership invests its working capital reserves in a money market account. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments.

The mortgage loan encumbering St. Michael's Apartments matured on June 1, 1997. The loan balance exceeded the value of the property at maturity. The Partnership was unable to extend, restructure, or refinance the mortgage debt. Consequently, the property was lost through foreclosure as of August 1, 1997. The Partnership expects to record a gain of approximately $625,000 for accounting purposes.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

Results of Operations

The Partnership's investment properties at June 30, 1997 consisted of four apartment complexes (see Subsequent Event). The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:

                                                    Average Occupancy
                                                 -------------------------

               Property                         1997                   1996
-------------------------------------        ------------           -----------
Coppercroft Apartments                           95%                   96%
Greenbryre Apartments                            94%                   92%
Hunters Creek                                    84%                   84%
St. Michaels Apartments                          64%                   79%

The Partnership's net loss for the six months ended June 30, 1997, was $38,877, as compared to a net loss of $7,432 for the six months ended June 30, 1996. Net income for the three months ended June 30, 1997, was $27,449 as compared to a net loss of $86,574 for the three months ended June 30, 1996.

Revenues for the six months ended June 30, 1997 decreased by $109,382 as compared to the 1996 comparable period, due to a decrease in rental revenue of $53,936, a decrease in interest income of $9,303 and a decrease of $46,143 in other income. Rental revenue decreased primarily because of the decrease in occupancy at St. Michaels while average rental rates remained relatively stable at all the properties except St. Michaels. The occupancy decreased at St. Michael's Apartments due to the cancellation of a rental contract with the U.S. Navy.

Total Expenses decreased by $77,937 for the six months ended June 30, 1997, as compared to 1996, primarily due to decreases in leasing expenses of $20,767, and repairs and maintenance of $32,298. General and administrative expenses decreased primarily due to decreases in administrative and professional costs. Repairs and maintenance decreased primarily due to an overall increase in capital improvements being done on the properties.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K
              (a) Exhibit 27
                  Financial Data Schedule

              (b) Reports on Form 8-K:
                  No report on Form 8-K was filed during the three months ended June 30, 1997.

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

                                SOUTHEASTERN INCOME PROPERTIES II
                                LIMITED PARTNERSHIP

                                By: Winthrop Southeastern Limited Partnership Its General Partner

                                By:  Eight Winthrop Properties, Inc.,
                                     It's General Partner

Date: August 14, 1997           By:  /s/ Edward V. Williams
                                     ----------------------
                                     Edward V. Williams
                                     Chief Financial Officer

Date: August 14, 1997           By:  /s/ Richard J. McCready
                                     -----------------------
                                     Richard J. McCready
                                     Chief Executive Officer