Form 10QSB
period 1997-09-30
SOUTHEASTERN INCOME PROP II LP
filed 1997-11-14
CIK 822983

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997         Commission File Number 0-17461


              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------
        (exact name of small business issuer as specified in its charter)

             Virginia                                   54-2839837
  -------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)


 Five Cambridge Center, Cambridge, MA                      02142-1493
---------------------------------------               -------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code (617) 234-3000
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                      YES    X               NO
                                         ---------             ----------

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          PART 1 - FINANCIAL INFORMATION
          ITEM 1 - FINANCIAL STATEMENTS
          BALANCE SHEETS
          -------------------------------------------------------------------------------------------------------------------
                                                                                         September 30,        December 31,
                                                                                             1997                 1996
                                                                                          (Unaudited)          (Audited)
          -------------------------------------------------------------------------------------------------------------------
          ASSETS

          Investment in rental property
              Land                                                                    $        1,930,157   $       2,664,225
              Buildings, building improvements and personal property                          16,508,645          21,518,510
                                                                                       ------------------   -----------------
                                                                                              18,438,802          24,182,735

              Less accumulated depreciation                                                   6,409,855            8,426,051
                                                                                       ------------------   -----------------
                                                                                              12,028,947          15,756,684
                                                                                       ------------------   -----------------

              Cash and cash equivalents                                                        1,090,765             647,080
              Tenant security deposits                                                            85,339             162,055
              Loan cost, net accumulated amortization of $161,048
                and $200,346                                                                      51,577              88,389
              Other assets                                                                       437,581             416,730
                                                                                       ------------------   -----------------
                                                                                               1,665,262           1,314,254
                                                                                       ------------------   -----------------
          Total Assets                                                                 $      13,694,209    $     17,070,938
                                                                                       ==================   =================

          LIABILITIES AND PARTNERS' CAPITAL

          Liabilities applicable to investment in rental property
              Mortgages payable                                                        $       3,965,280    $      8,215,187

          Other liabilities
              Accounts payable                                                                    49,035              32,825
              Accrued interest payable                                                            32,400              63,955
              Prepaid rent                                                                        17,257              17,923
              Tenant security deposits                                                            84,663             100,510
              Other liabilities                                                                   88,415              64,684
                                                                                       ------------------   -----------------
          Total Liabilities                                                                    4,237,050           8,495,084

                                                                                       ------------------   -----------------

          Partners' Capital
              Limited partners unit holders 50,000 units authorized, 35,801 outstanding September 30, 1997 and December
                31, 1996                                                                      10,722,119           9,973,010
              Special Limited Partner                                                        (1,264,760)         (1,388,143)
              General Partner's Capital                                                            (200)             (9,013)
                                                                                       ------------------   -----------------
          Total Partners' Capital                                                              9,457,159           8,575,854
                                                                                       ==================   =================
          Total Liabilities and Partners' Capital                                      $      13,694,209    $     17,070,938
                                                                                       ==================   =================

                        See notes to financial statements
                                      - 2 -

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          STATEMENTS OF OPERATIONS
          -------------------------------------------------------------------------------------------------------------------------
          For the nine and three months ended                         Three months ended                   Nine months ended
          September 30, 1997 and 1996                             September 30, (Unaudited)            September 30, (Unaudited)
          -------------------------------------------------------------------------------------------------------------------------
                                                                    1997              1996              1997              1996
                                                              -----------------  ----------------  ----------------  --------------
          Income
            Rental                                            $        832,166   $       948,045   $     2,685,243   $   2,855,058
            Interest income                                             14,169             4,141            18,845          18,120
            Other                                                      125,035           110,487           254,192         285,787
                                                              -----------------  ----------------  ----------------  --------------
                 Total income                                          971,370         1,062,673         2,958,280       3,158,965
                                                              -----------------  ----------------  ----------------  --------------
Expenses
            Leasing                                                     36,507            63,926           120,292         168,478
            Payroll and Benefits                                        98,785           109,799           340,617         351,410
            General & administrative                                    45,341            30,025           116,404         102,164
            Management fees                                             50,557            71,666           168,654         191,339
            Utilities                                                   76,643           120,195           261,085         309,697
            Repairs & maintenance                                      119,312           206,794           366,394         532,081
            Insurance                                                   42,767            31,810            89,802          72,282
            Taxes                                                       41,522            80,717           171,025         198,893
                                                              -----------------  ----------------  ----------------  --------------
                 Total operating expenses                              511,434           714,932         1,634,273       1,926,344

          Other expenses
            Partnership expenses                                        33,596             5,525           133,216          58,149
            Interest expense                                            94,816           188,781           437,746         567,317
            Depreciation and amortization                              169,143           234,961           629,541         696,113
                                                              -----------------  ----------------  ----------------  --------------
                 Total expenses                                        808,989         1,144,199         2,834,776       3,247,923
                                                              -----------------  ----------------  ----------------  --------------

          Net income (loss) before extraordinary item                  162,381           (81,526)          123,504         (88,958)
            Extraordinary gain on the extinguishment of
            debt                                                       757,801                 -           757,801               -
                                                              -----------------  ----------------  ----------------  --------------
          Net income (loss)                                   $        920,182   $       (81,526)  $       881,305   $     (88,958)
                                                              =================  ================  ================  ==============

          Net income (loss) allocated to general partner      $          9,202   $          (815)  $         8,813   $        (890)
                                                              =================  ================  ================  ==============

          Net income (loss) allocated to limited partner
          unit holders                                        $        782,155   $       (80,711)  $       749,109   $     (88,068)
                                                              =================  ================  ================  ==============


          Net income (loss) allocated to special limited
          partner                                             $        128,825   $             -   $       123,383   $           -
                                                              =================  ================  ================  ==============

          Net income (loss) allocated to each unit before
          extraordinary item                                  $           3.85   $         (2.25)  $          2.93   $       (2.46)
            Extraordinary gain                                           17.99                 -             17.99               -
                                                              -----------------  ----------------  ----------------  --------------
          Net income (loss) allocated to each unit            $          21.84   $         (2.25)  $         20.92   $       (2.46)
                                                              =================  ================  ================  ==============

          Weighted average number of units outstanding                  35,801            35,801            35,801          35,801
                                                              =================  ================  ================  ==============

                        See notes to financial statements
                                      - 3 -

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

-------------------------------------------------------------------------------------------------------------------------
                                                                       14%                85%
For the nine months ended                          1%                Special            Partner              Total
September 30, 1997 and 1996                  General Partner         Limited              Unit             Partners'
(unaudited)                                                          Partner            Holders             Capital
-------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1995                   $          (6,930)   $    (1,356,646)   $     10,420,822    $      9,057,246
Distribution paid                                         (27)            (2,732)           (273,161)           (275,920)
Net loss                                                 (890)                 -             (88,068)            (88,958)
                                            ==================   ================   =================   =================
Balance, September 30, 1996                 $          (7,847)   $    (1,359,378)  $      10,059,593    $      8,692,368
                                            ==================   ================   =================   =================

Balance December 31, 1996                   $          (9,013)  $     (1,388,143)  $       9,973,010    $      8,575,854
Net income                                              8,813            123,383             749,109             881,305
                                            ==================   ================   =================   =================
Balance, September 30, 1997                 $            (200)  $     (1,264,760)  $      10,722,119    $      9,457,159
                                            ==================   ================   =================   =================

Note: Units of Limited Partnership Interest for both September 30, 1996 and
      September 30, 1997  were 35,801.


                        See notes to financial statements
                                      - 4 -

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          STATEMENTS OF CASH FLOWS
          ------------------------------------------------------------------------------------------------------------------
          For the nine months ended                                                          1997                1996
          September 30, 1997 and 1996                                                    (Unaudited)         (Unaudited)
          ------------------------------------------------------------------------------------------------------------------
          Cash flow from operating activities:
          Net income (loss)                                                            $        881,305    $       (88,958)
          Adjustments to reconcile net income (loss) to
              net cash provided by operating activities:
                   Depreciation and amortization                                                629,541             692,781
                   Decrease in tenant security deposits (net)                                    60,869             102,553
                   Increase in other assets                                                     (20,851)           (257,456)
                   Increase (decrease) in accounts payable                                       16,210             (44,268)
                   Increase (decrease) in other liabilities                                      (8,490)             98,744
                                                                                       -----------------   -----------------

          Net cash provided by operating activities                                           1,558,584             503,396
                                                                                       -----------------   -----------------
          Cash flows from investing activities:
              Investment in rental property                                                    (298,597)           (187,022)
              Rental property lost to foreclosure                                             3,433,936                   -
                                                                                       -----------------   -----------------

              Net cash provided by (used in) investing activities                             3,135,339            (187,022)
                                                                                       -----------------   -----------------
          Cash flows from financing activities:
              Principal payments on mortgage note                                               (58,170)            (77,110)
              Satisfaction of mortgage payable                                               (4,191,737)                  -
              Increase in deferred costs                                                           (331)           (275,920)
                                                                                       -----------------   -----------------

          Net cash used in financing activities                                              (4,250,238)           (353,030)
                                                                                       -----------------   -----------------

          Net increase (decrease) in cash and cash equivalents                                  443,685             (36,656)

          Cash and cash equivalents, beginning                                                  647,080             627,142
                                                                                       -----------------   -----------------

          Cash and cash equivalents, ending                                            $      1,090,765    $        590,486
                                                                                       =================   =================
          Supplemental disclosure of cash flow information:
              Cash paid during the year for interest                                   $        437,746    $        566,817
                                                                                       =================   =================

                      See notes to financial statements
                                     -5-

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties II Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB.

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

3.       RELATED PARTY TRANSACTIONS

Asset management fees paid or accrued by the Partnership to an affiliate of the General Partner, totaled $25,461 and $76,410 during the nine months ended September 30, 1997 and 1996, respectively. On March 15, 1996 the Partnership terminated Winthrop Management as the managing agent at its properties effective March 18, 1996 and appointed an unaffiliated third party to assume management of the properties.

4.       RECLASSIFICATION

Certain items in the 1996 statement of operations have been reclassified to conform with the current year presentation.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


5.       PROPERTY FORECLOSURE

The lender holding the mortgage encumbering St. Michaels Apartments commenced a foreclosure proceeding against the property. Due to the fact that the existing mortgage debt was in excess of the property's value, the property was lost through foreclosure as of August 1, 1997. The Partnership recorded a extraordinary gain of $757,801 for accounting purposes in the third quarter of 1997.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

All of the Partnership's real estate properties are residential properties with apartments leased to tenants pursuant to lease with original terms ranging from three to fourteen months. The Partnership receives rental income from its apartments and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership uses working capital reserves provided from any undistributed cash flow from operations and proceeds from mortgage refinancings as its primary source of liquidity. For the long term, cash from operations is expected to remain the Partnership's primary source of liquidity, (i.e., until additional debt is refinanced or properties are sold).

The level of liquidity based on cash and cash equivalents experienced a $443,685 increase at September 30, 1997, as compared to December 31, 1996. The increase was due to $1,558,584 of net cash provided by operating activities and $3,135,339 of net cash provided by investing activities which was partially offset by $4,250,238 of net cash used in financing activities. Financing activities consisted primarily of $58,170 of mortgage principal payments, and $4,191,737 of mortgage payable satisfied through the foreclosure proceeding against St. Michael's. The lender holding the mortgage encumbering St. Michaels Apartments commenced a foreclosure proceeding against the property. Due to the fact that the existing mortgage debt was well in excess of the property's value, the property was lost through foreclosure as of August 1, 1997. The Partnership recorded a extraordinary gain of $757,801 for accounting purposes in the third quarter of 1997. Investing activities consisted of improvements to real estate. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

The Partnership continues to make capital improvements to the properties to enhance their competitiveness within their markets. The $298,597 the Partnership spent on capital improvements during the nine months ended September 30, 1997 was funded from operating cash and replacement reserves held by mortgage lenders. Capital improvements included interior replacements, appliances and structural improvements. The Partnership anticipates it will spend approximately $65,845 for capital improvements during the balance of 1997.

The Partnership invests its working capital reserves in a money market account. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves, will be sufficient to fund required capital improvements and regular debt service payments for the forseeable future.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

Results of Operations

The Partnership's investment properties at September 30, 1997 consisted of three apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:

                                                     Average Occupancy
                                                 -------------------------

               Property                           1997              1996
---------------------------------------       ------------       -----------
Coppercroft Apartments                             95%               95%
Greenbryre Apartments                              94%               92%
Hunters Creek                                      85%               81%


The Partnership's net income before extraordinary items for the nine months ended September 30, 1997, was $123,504, as compared to a net loss of $88,958 for the nine months ended September 30, 1996. Net income before extraordinary items for the three months ended September 30, 1997, was $162,381 as compared to a net loss of $81,526 for the three months ended September 30, 1996. These increases in net income are attributable to a decrease in expenses, which were partially offset by a decrease in income.

Income for the nine months ended September 30, 1997 decreased by $200,685 as compared to the 1996 comparable period, due to an decrease in other income of $31,595 and a decrease in rental revenue of $169,815 partially offset by an increase in interest income of $725. Rental revenue decreased primarily due to the loss of St. Michaels through foreclosure, on August 1, 1997. In addition, occupancy at St. Michaels had decreased significantly due to the cancellation of a rental contract with the U.S. Navy. The cancellation of this contract, in 1997, led to the foreclosure of the property. Revenues at the Partnership's three remaining properties increased, as a result of increased occupancy due to positive market conditions in the areas where the properties are located.

Total Expenses decreased by $413,147 for the nine months ended September 30, 1997, as compared to 1996, primarily due to decreases in virtually all operating expense categories and interest expense, as a result of the loss of the St. Michael's property through a foreclosure proceeding. Total operating expenses of the remaining properties have remained relatively stable.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 6 -EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         27. Financial Data Schedule

     (b) Reports on Form 8-K

No report on Form 8-K was filed during the three months ended September 30, 1997.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K

              (a) Exhibit 27
                  Financial Data Schedule

              (b) Reports on Form 8-K:
                  No report on Form 8-K was filed during the three months ended September 30, 1997.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


                                  SIGNATURE
                                  ---------

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

                               SOUTHEASTERN INCOME PROPERTIES II
                               LIMITED PARTNERSHIP

                               By: Winthrop Southeastern Limited Partnership Its General Partner


                               By:    Eight Winthrop Properties, Inc.,
                                      Its General Partner

Date: November 14, 1997        By:     /s/ Edward V. Williams
      -----------------                ------------------------------
                                       Edward V. Williams
                                       Chief Financial Officer

Date: November 14, 1997        By:     /s/ Richard J. McCready
      -----------------                ------------------------------
                                       Richard J. McCready
                                       Chief Executive Officer