Form 10KSB
period 1997-12-31
SOUTHEASTERN INCOME PROP II LP
filed 1998-03-31
CIK 822983

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934

                                                                Commission File
For the fiscal year ended December 31, 1997                     Number  0-17461
                          -----------------                             -------

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
-------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Virginia                                             54-1288787
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or  organization)                             Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                           02142
--------------------------------------------                         ----------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:              (617) 234-3000
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:                None
                                                                           ----

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Registrant's revenues for its most recent fiscal year were $3,778,000.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                                    PART I

Item 1.  Business.

         Southeastern Income Properties II Limited Partnership (the "Registrant") was organized under the Virginia Uniform Limited Partnership Act on September 20, 1984 for the purpose of acquiring, owning, operating, and ultimately selling existing residential apartment complexes located primarily in the southeastern United States. The general partner of the Registrant is Winthrop Southeast Limited Partnership, a Delaware limited partnership ("WSLP" or the "Managing General Partner"), whose general partner is Eight Winthrop Properties, Inc., a Delaware corporation ("Eight Winthrop"). (See "Item 1, Business Change in Control.")

         The Registrant was initially capitalized with a deemed contribution of $200 from the Original General Partner and a cash contribution of $100 from SIP II Assignor Corporation, a Virginia corporation (the "Assignor Limited Partner"). In 1988, the Registrant sold, pursuant to a Registration Statement on Form S-11 (Registration No. 33-17659) filed with the Securities and Exchange Commission, 50,000 assignee units of limited partnership interest ("Units") in the Registrant at a purchase price of $500 per Unit (an aggregate of $25,000,000).

         The Registrant's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. See Item 2, "Description of Properties." The Registrant invested $16,042,088 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential apartment properties. All four properties were acquired by the Registrant directly. Three properties were purchased free and clear of mortgage indebtedness, while the fourth, St. Michaels, was purchased subject to an existing mortgage loan. See Item 2, "Description of Property" for information relating to the foreclosure of St. Michaels by the mortgage lender.

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

         On March 18, 1996, Registrant appointed an unaffiliated management company to assume management of its properties. (See "Item 3, Legal Proceedings.") The provisions of the new management agreement are substantially similar to those of the Winthrop Management Agreement. The term of the existing Management Agreement is for one year, renewable annually.

Competition

         The real estate business is highly competitive and the Registrant's properties have active competition from similar properties in the vicinity including, in certain instances, properties owned by affiliates of the Registrant. Furthermore, various limited partnerships controlled by the Managing General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its properties. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation."

Change in Control.

         On July 18, 1995 Londonderry Acquisition II Limited Partnership, a Delaware limited partnership ("Londonderry II"), an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty. WFA owns the remaining thirty-five percent (35%) limited partnership interest.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, which in turn was, until October 27, 1997, the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II became the controlling entity of the Managing General Partner. In connection with the transfer of control, the officers and directors of Eight Winthrop resigned and new officers and directors were appointed. See "Item 9, Directors and Executive Officers of the Registrant."

Item 2.  Description of Property.

         The following table sets forth the location, number of units, acquisition date, original acquisition cost and nature of interest held for the Registrant's residential apartment properties at December 31, 1997.

                                                No.                      Partnership
                                                Of      Acquisition      Acquisition      Nature
 Property Name            Location             Units       Date              Cost         of Title
--------------       -------------------       -----    -----------     -------------     --------
Hunter's Creek       Charlottesville, VA       240      9/29/84         $ 7,585,054      Fee
  Apts.                                                                                  Simple


Copper Croft         Roanoke, VA               120      5/06/88         $ 3,065,019      Fee
  Apts.                                                                                  Simple

The Greenbyre Apts.  Charlotte, NC             174      3/07/89         $ 4,948,659      Fee
                                                                                         Simple

--------------------------------------------------------------------------------------------------
     TOTAL                                     534                      $15,598,732
==================================================================================================

                  The following table sets forth the mortgage balance as of December 31, 1997, the interest rate, the amortization period, the maturity date and the principal balance due upon maturity.

                      12/31/97                                                      Mortgage
                      Mortgage        Interest      Amortization     Maturity       Balance
 Property Name        Balance           Rate          Period           Date       at Maturity
--------------       ----------       --------      ------------     --------     ----------

Hunter's Creek       $3,956,000         9.52%          30 yrs.       3/01/00      $3,833,000
  Apts.

Copper Croft                -             -               -             -               -
  Apts.

The Greenbryre              -             -               -             -               -
  Apts.

--------------------------------------------------------------------------------------------------
     TOTAL           $3,956,000                                                   $3,833,000
==================================================================================================


         The Mortgage loan for the St. Michaels property matured on June 1, 1997. As a result of the principal balance on the mortgage loan being in excess of the property's value, the Partnership was unable to refinance such loan or sell the property at a value sufficient to satisfy the loan. As a result, the mortgage lender foreclosed on the property as of August 1, 1997. The Partnership recognized an extraordinary gain on such foreclosure of $757,801.

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Registrant's properties for the years ended December 31, 1996 and 1997.

               Hunter's Creek             Copper Croft                Greenbryre

           ----------------------    ----------------------     ----------------------
                         Average                   Average                    Average
 Year      Occupancy    Rent/Unit    Occupancy    Rent/Unit     Occupancy    Rent/Unit
 ----      ---------    ---------    ---------    ---------     ---------    ---------
 1996        79%         $528          95%         $457           92%         $568
 1997        84%         $539          95%         $479           94%         $586
                                     -----                      -----

         Set forth below is a table showing the carrying value and accumulated depreciation and federal tax basis of each of the Registrant's properties as of December 31, 1997.

                                                                                       Federal
                       Carrying       Accumulated                                        Tax
 Property Name          Value        Depreciation        Rate          Method           Basis
--------------       ----------      ------------      --------        ------         ----------

Hunter's Creek       $8,988,000       $3,297,000       5-30 yrs          S/L          $4,083,000


Copper Croft         $3,625,000       $1,150,000       5-30 yrs          S/L          $2,426,000
  Apts.

The Greenbryre       $5,899,000       $2,160,000       5-30 yrs          S/L          $3,665,000
  Apts.

--------------------------------------------------------------------------------------------------
     TOTAL          $18,512,000       $6,607,000                                     $10,174,000
==================================================================================================

         The following table sets forth the realty tax rate and realty taxes paid for each Property in 1997.


                                        Tax              Taxes
               Property Name            Rate              Paid
              --------------            -----            --------
              Hunter's Creek             .72             $ 65,000
                Apts.

              Copper Croft              1.13             $ 36,000
                Apts.

              The Greenbryre           1.255             $ 64,000

                Apts.

              -------------------------------------------------------
                   TOTAL                                 $165,000
              =======================================================

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. All of the Properties of the Registrant are subject to competition from other apartment complexes in the area. The Registrant maintains property and liability insurance on it properties which the Registrant believes to be adequate. The apartment leases for the Registrant's properties are for a term of one year or less, and no tenant leases 10% or more of the available rental space. Except for necessary capital expenditures, the Registrant has no present intentions of investing any additional capital in the properties.

Item 3.  Legal Proceedings.

         Except as disclosed below, the Registrant is not a party, nor are any of its properties subject, to any material pending legal proceedings.

         National Loan Investors, L.P., Plaintiff v. Winthrop Management, First Winthrop Corporation, Winthrop Southeast Limited Partnership, Southeastern Income Properties, L.P., Southeastern Income Properties II, L.P. and Insignia Management Corporation, Defendant, HI-317-1 in the Circuit Court for the City of Richmond, Virginia.

         This matter was tried without a jury in the summer of 1997, but, to date, the court has not announced its ruling. The litigation arose out of loan to Winthrop Southeast, L.P., in the principal amount of $1,161,000.00, pursuant to a "Consolidated and Modified Note," dated August 8, 1991. National Loan Investors ("NLI"), the current Noteholder, sued the named affiliates/subsidiaries of the Company and Insignia Management Corporation for the entire balance on the note, in addition to all accrued interest and other damages, including punitive damages. NLI voluntarily dismissed the Partnership from this action during the trial.

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

         As of March 15, 1998, there were 1,716 holders of 35,801 Units.

         Distributions of $273,162 ($7.63 per Unit) were made to holders of the Units for the year ended December 31, 1996. No distributions were made to holders of Units during the year ended December 31, 1997. Amounts distributed resulted entirely from cash generated from the operations of the properties owned by the Registrant. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Registrant's properties are leased to tenants who are subject to leases of up to one year.

The Registrant had $1,161,000 of cash and cash equivalents at December 31, 1997. The increase of $514,000 in cash and cash equivalents at December 31, 1997 as compared to December 31, 1996 was due to $954,000 of cash provided by operations, which was partially offset by $372,000 of cash used for capital improvements (investing activities) and $67,000 of principal payments on the mortgage notes (financing activities). The increase in operating activities was due primarily to improved property operations resulting from an overall increase in occupancy and average rental rates. All other increases (decreases) in assets and liabilities are the result of the timing of certain receipts and payments.

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

         At December 31, 1997, the Registrant has $1,161,000 of unrestricted cash reserves. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. As of December 31, 1997 the Registrant had $359,000 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of December 31, 1997, the Registrant has total reserves of $1,520,000, which is expected to be sufficient to satisfy working capital requirements of the Registrant. The Registrant, as required by the Registrant's Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders.

         The Registrant is in the process of reviewing the status of all the properties with a view towards disposing of all its properties, depending on property operations and market conditions. The mortgage loan on St. Michaels matured June 1, 1997. As a result of the principal balance on the mortgage loan being in excess of the property's value, the Partnership was unable to refinance such loan or sell the property at a value sufficient to satisfy the loan. As a result, the mortgage lender foreclosed on the property as of August 1, 1997. The Partnership recognized an extraordinary gain on such foreclosure of $757,801.

         The Registrant is dependent upon the Managing General Partner for management and administrative services. The Managing General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

         The Registrant's net income before extraordinary items for the year ended December 31, 1997 was $196,000 as compared to a net loss of $205,000 for the year ended December 31, 1996. The increase in net income before extraordinary gain was due to improved operating results at the Registrant's three remaining properties.


         Total revenues decreased to $3,778,000 for the year ended

December 31, 1997 as compared to $4,128,000 for the year ended December 31, 1996. Rental income decreased from $3,733,000 to $3,434,000 in 1997 as result of the loss through foreclosure of the Registrant's St. Michaels property in August 1997. Rental revenue for the remaining properties, however, increased by $155,000 for 1997 as compared to 1996 due to increased average occupancy and rental rate. Similarly, other income decreased by $95,000 as a result of the loss of St. Michaels. Other income increased by $33,000 at the Registrant's remaining properties.

Operating expenses declined from $2,598,000 for the year ended December 31, 1996 to $2,075,000 for the year ended December 31, 1997. The St. Michaels foreclosure accounted for $462,000 of the decline with the remaining properties' operating expenses declining by $61,000. The decline in operating expenses at the Registrant's remaining properties was primarily attributable to lower repair and maintenance expense. Interest expense and depreciation expense declined as a result of the St. Michaels foreclosure.

Item 7.  Financial Statements.

                               TABLE OF CONTENTS

             Southeastern Income Properties II Limited Partnership

                                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                                F-2

FINANCIAL STATEMENTS

         BALANCE SHEETS                                                     F-3

         STATEMENTS OF OPERATIONS                                           F-4

         STATEMENTS OF PARTNERS' CAPITAL                                    F-5

         STATEMENTS OF CASH FLOWS                                           F-6

         NOTES TO FINANCIAL STATEMENTS                                      F-7

                         INDEPENDENT AUDITORS' REPORT

To the Partners and Unit Holders of
Southeastern Income Properties II Limited Partnership

We have audited the accompanying balance sheets of Southeastern Income Properties II Limited Partnership as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties II Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                   Reznick Fedder & Silverman

Bethesda, Maryland
February 20, 1998

             Southeastern Income Properties II Limited Partnership

                                BALANCE SHEETS

                                 December 31,

                                    ASSETS

                                                                                    1997                 1996
Investment in rental property
    Land                                                                     $       1,930,156   $        2,664,225
    Building and building improvements                                              14,200,144           17,990,842
    Personal property                                                                2,381,325            3,527,668
                                                                                    18,511,625           24,182,735
    Less: accumulated depreciation                                                   6,606,923            8,426,051

                                                                                    11,904,702           15,756,684

Cash and cash equivalents                                                            1,160,850              647,080
Tenant security deposits - funded                                                       79,220              162,055
Loan costs, net of accumulated amortization of $157,032 and
    $200,346, respectively                                                              55,593               88,389

Other assets                                                                           436,258              416,730

                                                                                     1,731,921            1,314,254

                                                                             $      13,636,623   $       17,070,938
                                                                               ================    =================

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
    Mortgages payable                                                        $       3,955,975   $        8,215,187


Other liabilities
    Accounts payable                                                                     6,011               32,825
    Accrued interest payable                                                            32,400               63,955
    Rents deferred credits                                                              11,724               17,923
    Tenants security deposits                                                           80,418              100,510
    Other liabilities                                                                   20,198               64,684

               Total liabilities                                                     4,106,726            8,495,084

Partners' capital
    Limited partners' unit holders', 50,000 units authorized,                      10,783,947            9,973,010
        35,801 outstanding December 31, 1997 and 1996
    Special limited partner                                                        (1,254,577)          (1,388,143)
    General partner                                                                        527              (9,013)

    Total partners' capital                                                          9,529,897            8,575,854

                                                                             $      13,636,623   $       17,070,938
                                                                               ================    =================

                       See notes to financial statements

             Southeastern Income Properties II Limited Partnership

                           STATEMENTS OF OPERATIONS

                            Year ended December 31,


                                                                                       1997               1996
Income
    Rental                                                                      $       3,434,336  $      3,732,898
    Interest income                                                                        38,871            26,676
    Other income                                                                          304,959           368,125

                                                                                        3,778,166         4,127,699

Expenses
    Leasing                                                                               167,415           219,765
    General and administrative                                                            316,623           310,757
    Management fees                                                                       214,217           245,499
    Utilities                                                                             311,124           402,779
    Repairs and maintenance                                                               670,016           994,029
    Insurance                                                                             137,573           139,409
    Taxes                                                                                 257,927           285,496

        Total operating expenses                                                        2,074,895         2,597,734

Other expenses
    Partnership expenses                                                                  152,762            59,474
    Interest expense                                                                      532,005           755,167
    Depreciation and amortization                                                         822,262           920,795

        Total expenses                                                                  3,581,924         4,333,170

Net income (loss) before extraordinary item                                               196,242         (205,471)

Extraordinary item - gain on foreclosure of property                                      757,801                 -

Net income (loss)                                                               $         954,043  $      (205,471)

Net income (loss) allocated to general partner                                  $           9,540  $        (2,055)


Net income (loss) allocated to limited partners' unit holders                   $         810,937  $      (174,650)

Net income (loss) allocated to special limited partner                          $         133,566  $       (28,766)

Net income (loss) allocated to each unit                                        $           22.65  $         (4.88)

Weighted average number of units outstanding - limited partners                 $          35,801  $         35,801
                                                                                =================  ================

                       See notes to financial statements

             Southeastern Income Properties II Limited Partnership

                        STATEMENTS OF PARTNERS' CAPITAL

                            Year ended December 31,


                                                                 Special         Limited               Total
                                           General               limited       partners' unit        partners'
                                           partner               partner         holders'             capital

Balance, December 31, 1995              $    (6,930)       $   (1,356,646)   $   10,420,822      $    9,057,246

Net loss                                     (2,055)              (28,766)        (174,650)           (205,471)

Distributions including $7.65 per L/P           (28)               (2,731)        (273,162)           (275,921)
    unit holders

Balance, December 31, 1996                   (9,013)           (1,388,143)        9,973,010           8,575,854

Net income                                     9,540              133,566           810,937             954,043

Balance, December 31, 1997              $        527       $   (1,254,577)   $   10,783,947      $    9,529,897
                                         ===========       ==============    ==============      ==============

            Southeastern Income Properties II Limited Partnership

                           STATEMENTS OF CASH FLOWS

                            Year ended December 31,


                                                                                     1997                1996
Cash flows from operating activities
    Net income (loss)                                                           $      954,043       $    (205,471)
    Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation                                                                   789,466             881,020
        Amortization                                                                    32,796              39,775
        Gain on foreclosure of property                                               (757,801)                 -
        Decrease in intangibles                                                               -             75,272
        Increase  in other assets                                                      (50,102)            (51,943)
        Decrease in accounts payable                                                   (26,814)            (58,360)
        Decrease in rents deferred credit                                               (6,199)             (8,996)
        Increase (decrease) in tenant security deposits                                 62,743             (17,161)
        (Decrease) increase in other liabilities                                       (44,486)             25,893

           Net cash provided by operating activities                                   953,646             680,029

Cash flows from investing activities
    Investment in rental property                                                     (372,401)           (280,768)

           Net cash used in investing activities                                      (372,401)           (280,768)

Cash flows from financing activities
    Distributions to partners                                                                 -           (275,921)
    Payments on mortgages                                                              (67,475)           (103,402)

           Net cash used in financing activities                                       (67,475)           (379,323)

           NET INCREASE IN CASH AND CASH EQUIVALENTS                                   513,770              19,938



Cash and cash equivalents, beginning                                                   647,080             627,142

Cash and cash equivalents, end                                                  $    1,160,850       $     647,080

Supplemental disclosure of cash flow information
    Cash paid during the year for interest                                      $      532,045       $     755,167
                                                                                 =============        ============

Significant noncash investing and financing activities

    In 1997, there was a foreclosure on the St. Michaels property as more fully described in note G.

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

    The partnership agreement (the "Agreement") has been amended several times. Among the amendments were changes in the allocation of net loss between the general and limited partners during the periods. The Agreement provided for K-A Southeastern Income Properties II Limited Partnership ("K-A SIP II"), a Virginia limited partnership, to be the general partner and for a public offering of up to 50,000 assignee units of limited partnership interest ("Units") at $500 per unit. During 1988, the Partnership sold 35,801 units. The Partnership used a portion of the offering to repay all of the mortgages payable related to Hunters Creek and to pay for a portion of the cost of acquiring Coppercroft in Roanoke, Virginia, The Greenbyre in Charlotte, North Carolina and St. Michaels in Newport News, Virginia (See note B).

    In early 1992, the unit holders approved certain changes in (and amendments to ) the partnership agreement, which converted K-A SIP II to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP") as the sole general partner, effective February 12, 1992. K-A SIP II retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Agreement, taxable income and loss is to be allocated 85% to unit holders, 14% to K-A SIP II and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations provided in Internal Revenue Section 704 (b). As a result, the Partnership's 1996 federal tax return reflects a reallocation of losses only to the limited partners and WSLP. The revised partnership agreement also provides for K-A SIP II and WSLP to receive .99% and .01%, respectively, and the limited partners to receive the remaining 99%, of distributable cash from operations for five years from the date WSLP became the Partnership's general partner and 88% and 12%, respectively, thereafter, until the unit holders have received their preferred return. After the unit holders have received a noncompounded, noncumulative annual cost return equal to 10% of their capital contributions, as adjusted for certain capital transactions, K-A SIP II and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for five years from the date WSLP became the Partnership's general partner and 12.32% and 2.68%, respectively, thereafter. Winthrop Management ("Winthrop"), an affiliate of WSLP, served as the management agent for the properties from August 1, 1991 through March 17, 1996 and Insignia Management Group, currently serves as the management agent for the properties effective March 18, 1996.

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

    Replacement Reserves

    Replacement reserves are comprised of partnership funds held by the Partnership's mortgage lenders, the use of which are limited to specific capital or other costs, are included in other assets and total $359,263 in 1997 and $288,274 in 1996.

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

    Cash Equivalents

    For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments consisting of a money market fund to be cash equivalents. The carrying amount as of December 31, 1997 of $716,577 approximates fair value because of the short maturity of this instrument.

NOTE B - INVESTMENT IN RENTAL PROPERTY

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

    On April 30, 1990, the Partnership acquired St. Michaels, a 260-unit apartment complex in Newport News, Virginia. In connection with this acquisition, the Partnership assumed the first deed of trust mortgage with an outstanding balance of $4,543,417 and paid the remainder of the $5,000,000 purchase price from a portion of the proceeds from the public offering of the units. This apartment complex was foreclosed upon on July 31, 1997, as more fully described in note G to the financial statements.

NOTE C - MORTGAGE PAYABLE

    During 1990, the Partnership acquired St. Michaels by assuming a mortgage with an outstanding balance of $4,543,417. During 1992, the Partnership renegotiated the terms of the mortgage. The mortgage with a balance of $4,223,282 at December 31, 1996 was payable in monthly installments totaling $37,013 of principal and interest at 8.75% per annum through June 1, 1997 with a balloon payment of approximately $4,152,088. On July 31, 1997, St. Michaels apartment complex was foreclosed upon as more fully described in note G to the financial statements.

    During 1993, the Partnership refinanced Hunters Creek by obtaining a $4,100,000 mortgage. The mortgage balance is $3,955,975 at December 31, 1997 and $3,991,905 at December 31, 1996,
    and is payable in monthly installments totaling $34,535 of principal and interest at 9.52% per annum through March 1, 2000, with a balloon payment of approximately $3,832,712.

    Based on the interest rates of loans with similar maturities currently available to the Partnership, the estimated fair value of the Hunters Creek mortgage payable approximates fair value.

    Hunters Creek apartment project, as referred to above, is pledged as collateral for its mortgage.

    The liability of the Partnership under the mortgage is limited to the underlying value of the real estate collateral, plus other amounts deposited with the lender.

    Aggregate maturities of the mortgage payable for the years following December 31, 1997 are as follows:

                   ------------------------- -- ---------------
                          December 31, 1998  $          39,504
                   ------------------------- -- ---------------
                   ------------------------- -- ---------------
                                       1999             43,434
                   ------------------------- -- ---------------
                   ------------------------- -- ---------------
                                       2000          3,873,037
                   ------------------------- -- ---------------

NOTE D - RELATED-PARTY TRANSACTIONS

    The Partnership has incurred management fees, accounting fees and investor servicing fees as expenses resulting from transactions with WSLP and Winthrop Management. The investor servicing fees for part of 1996 were paid to First Winthrop Corporation.

                                                1997                1996

       Management fees                   $                -  $           63,608
       Investor servicing fees                       31,031              32,650
       Accounting fees                                    -               7,940

                                         $           31,031  $          104,198
                                         ==================  ==================

    The accounting fees were included in general and administrative expenses and the management and investor servicing fees are included in management fees on the statements of operations.

    The Partnership entered into a management agreement with Winthrop which provided for a management fee of 5% of gross revenues through March 17,

    1996. On March 18, 1996, the Partnership entered into a new management agreement with Insignia Management Group ("Insignia"), under the same terms as the management agreement with Winthrop. Management fees charged to operations and paid to Insignia during 1997 and 1996 were $183,186 and $149,241, respectively. Insignia was an unaffiliated entity until October 28, 1997, as more fully described in note H to the financial statements.

NOTE E - INCOME TAXES AND PARTNERS' CAPITAL

    The following is the reconciliation of the income (loss) and partners' capital for federal income tax purposes with the net income (loss) and partners' capital for financial statement purposes.


                                                                                    1997                1996
                                                                              ----------------    ----------------

       Net income (loss) for financial statement purposes                     $        954,043    $       (205,471)

       Excess of tax depreciation over depreciation for book purposes                  (96,262)           (152,831)

       Excess of gain on foreclosure of assets                                        (834,019)                 -

       Other                                                                           (16,612)             (8,996)

       Income (loss) for federal income tax purposes                          $          7,150    $       (367,298)
                                                                              ================    ================

                                                                                    1997                1996
                                                                              ----------------    ----------------

       Partners' capital for financial statement purposes                     $      9,529,897    $      8,575,854

       Cumulative effect of excess of depreciation for federal income tax           (2,640,519)         (2,544,257)
           purposes

       Provision for investment property write-down                                          -             823,414

       Other                                                                               543              17,155

       Offering costs                                                                1,706,304           1,706,304

       Adjustment due to foreclosure of property                                       (10,605)                 -

       Adjustment  of fixed  assets  for  federal  income tax  purposes  in         (1,478,434)         (1,478,434)

           connection with recapitalization of the Partnership

       Section 734 step-up                                                           2,179,679           2,179,679


           Partners' capital for federal income tax purposes                  $      9,286,865    $     9,279,715
                                                                               ===============     ===============

    The difference between investment in rental property for tax purposes and financial statement purposes for 1997 and 1996 is as follows:

                                                                                    1997                1996

       Investment in rental property as reported                              $     11,904,702    $     15,756,684
       Investment in rental property for tax purposes                               10,228,374          14,887,980

                                                                              $      1,676,328    $        868,704
                                                                               ===============     ===============

NOTE F - CONCENTRATION OF CREDIT RISK

    At December 31, 1997, the Partnership had bank deposits in excess of federally insured limits totaling $351,866.

NOTE G - GAIN ON FORECLOSURE OF PROPERTY

    On July 31, 1997, the Partnership executed a Foreclosure and Turnover Agreement with John Hancock Mutual Life Insurance Company on the Partnership's investment in St. Michaels. The outstanding principal balance of the mortgage and unpaid interest at the date of foreclosure was $4,191,737 and $31,555, respectively. The net book value of the rental property at the foreclosure date were $3,434,917 and replacement reserves of $30,574 were transferred to the lender. The total gain on the foreclosure of the rental property recognized by the Partnership during the year ended December 31, 1997 was $757,801. In addition, fully amortized loan costs of $76,110 were written off at July 31, 1997.

NOTE H - OTHER INFORMATION

    On October 28, 1997, Insignia Financial Group acquired 100% of the class B stock of First Winthrop Corporation, an affiliate of the general partner.

Item 8.  Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure.

         None.

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant.

(a)      Identification of Directors and Executive Officers.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1998, the names of the directors and executive officers of Eight Winthrop, the general partner of the Managing General Partner, and the position held by each of them, are as follows:

                                               Has served as a
                                               Director and/or
                                               Officer of the Managing
   Name                     Positions Held     General Partner since
   ----------------        ---------------     -----------------------

   Michael L. Ashner       Chief Executive     January 1996
                           Officer and
                           Director

   Edward Williams         Chief Financial     April 1996
                           Officer,
                           Vice President
                           and Treasurer

   Peter Braverman         Senior Vice         January 1996
                           President

   Carolyn Tiffany         Vice President      October 1995
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.


         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

         Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Forms 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

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

Item 11. Security Ownership of Certain Beneficial Owners and
         Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1998. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b)      Security Ownership of Management.

         As of March 15, 1998, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c)      Changes in Control.

         As of March 15, 1998, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

         In connection with the withdrawal of the Original General Partner and the substitution of WSLP as the Managing General Partner, WSLP entered into certain loan arrangements with NLI's predecessor, including the pledge of its general partnership interest. In the event NLI was successful in enforcing its remedies under the security agreement, NLI may claim an interest in the general partnership interest of the Registrant. WSLP disputes the validity of the security interest, and would vigorously defend any action, and raise, among other meritorious defenses, the fact that the transfer of the general partnership interest requires the consent of a majority of Unit holders.

Item 12. Certain Relationships and Related Transactions.

         Under the Registrant's partnership agreement, the general partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Registrant.

         The following table sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1996, and 1997:

Recipient                        Type of Compensation                          1996            1997
------------------               --------------------------                -------       ----------
WSLP                             Cash Distribution (1)                     $     28      $       --
Winthrop Management              Property Management Fee (2)                 64,000              --
First Winthrop Corp.             Investor Servicing Fee (3)                  33,000          31,000
Winthrop Management              Accounting Services Fee (4)                  8,000              --
                                                                           --------      ----------
    TOTAL:                                                                 $105,000      $   31,000
                                                                           ========      ==========

-----------------

(1)  Equal to .01% of cash flow distributed to all partners of the Registrant.
(2) Equal to 5.0% of gross collected revenues of the Registrant's properties. Effective March 18, 1996, Property Management Services have been performed at the Registrant's properties by an unaffiliated third party.
(3)  Equal to 1.0% of gross collected revenues of the Registrant's properties.
(4)  Equal to $2.50 per apartment unit per month.


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

                             SOUTHEASTERN INCOME PROPERTIES II
                             LIMITED PARTNERSHIP

                             By:  Winthrop Southeastern Limited
                                  Partnership,
                                  Its General Partner

                                  By:  Eight Winthrop
                                       Properties, Inc.,
                                       Its General Partner

                                       By: /s/ Michael L. Ashner
                                           -----------------------
                                           Michael L. Ashner
                                           Chief Executive Officer

                                       Date:  March 30, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature/Name          Title                     Date
--------------          -----                     ----

/s/ Michael L. Ashner   Chief Executive           March 30, 1998
---------------------   Officer and Director
Michael L. Ashner

/s/ Edward Williams     Chief Financial Officer   March 30, 1998
---------------------
Edward Williams

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

3.10              Bylaws of SIP II Assignor Corporation. (Exhibit 3.7)(1)

10.1 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Copper Croft Apartments). (Exhibit 10.4)(6)

10.2 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Hunters Creek Apartments). (Exhibit 10.5)(6)

10.3 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for The Greenbryre Apartments). (Exhibit 10.6)(6)

10.4 Properties Acquisition Agreement between Southeastern Income Properties II Limited Partnership and Knight Austin Corporation. (Exhibit 10.2)(2)

10.5 Real Estate Consulting Agreement between Southeastern Income Properties II Limited Partnership and WFS Realty Corporation. (Exhibit 10.3)(2)

10.6              Repair Supervisory Contract.  (Exhibit 10.6)(4)

10.7              Supervisory Insurance Adjustment Contract.  (Exhibit 10.7)(4)

10.8              Mortgage Brokerage and Consulting Agreement. (Exhibit 10.8)(4)

----------------------------------
                                      19

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