Form 10QSB
period 1998-03-31
SOUTHEASTERN INCOME PROP II LP
filed 1998-05-14
CIK 822983

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 1998            Commission File Number 0-17461
                      --------------                                   -------


             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
             -----------------------------------------------------
       (exact name of small business issuer as specified in its charter)

              Virginia                                      54-2839837
           ----------------                            ---------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  Five Cambridge Center, Cambridge, MA                      02142-1493
 --------------------------------------                ---------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     (617) 234-3000
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

                                          YES    X               NO
                                             ---------              --------

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


          PART 1 - FINANCIAL INFORMATION
          ITEM 1 - FINANCIAL STATEMENTS
          BALANCE SHEETS
          -----------------------------------------------------------------------------------------------------
                                                                             March 31,          December 31,
                                                                                1998                1997
                                                                            (Unaudited)          (Audited)
          -----------------------------------------------------------------------------------------------------
                            ASSETS

          Investment in rental property
              Land                                                      $        1,930,156    $        1,930,156
              Buildings and  building improvements                              14,200,144            14,200,144
              Personal property                                                  2,443,705             2,381,325
                                                                          -----------------     -----------------
                                                                                18,574,005            18,511,625

              Less accumulated depreciation                                      6,772,173             6,606,923
                                                                          -----------------     -----------------
                                                                                11,801,832            11,904,702

              Cash and cash equivalents                                          1,316,242             1,160,850
              Tenant security deposits                                              79,186                79,220
              Loan cost, net accumulated amortization of $163,582
                and $157,032                                                        49,043                55,593
              Other assets                                                         490,962               436,258
                                                                          -----------------     -----------------

          Total Assets                                                  $       13,737,265    $       13,636,623
                                                                          =================     =================

                        LIABILITIES AND PARTNERS' CAPITAL

          Liabilities applicable to investment in rental property
              Mortgages payable                                         $        3,946,448    $        3,955,975
          Other liabilities
              Accounts payable                                                       4,851                 6,011
              Rents received in advance                                              9,129                11,724
              Tenant security deposits                                              79,813                80,418
              Other liabilities                                                    102,063                52,598
                                                                          -----------------     -----------------
          Total Liabilities                                                      4,142,304             4,106,726
                                                                          -----------------     -----------------

          Partners' Capital

              Limited partners unit holders 50,000 units authorized,
                35,801 outstanding March 31, 1998 December 31, 1997             10,839,252            10,783,947
              Special Limited Partner                                           (1,245,468)           (1,254,577)
              General Partner's Capital                                              1,177                   527
                                                                          -----------------     -----------------
          Total Partners' Capital                                                9,594,961             9,529,897
                                                                          -----------------     -----------------
          Total Liabilities and Partners' Capital                       $       13,737,265    $       13,636,623
                                                                          =================     =================

                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

          PART 1 - FINANCIAL INFORMATION
          ITEM 1. - FINANCIAL STATEMENTS
          STATEMENTS OF OPERATIONS
          -------------------------------------------------------
          For the three months ended March 31, 1998 and 1997
          -------------------------------------------------------

                                                                              1998                 1997
                                                                           (Unaudited)         (Unaudited)
                                                                         ----------------    ----------------

          Income
            Rental                                                     $         730,869    $         898,871
            Interest income                                                       12,713                2,363
            Other                                                                 48,575               63,461
                                                                         ----------------     ----------------
                 Total income                                                    792,157              964,695
                                                                         ----------------    ----------------

          Expenses
            Leasing                                                               39,245               30,394
            General and administrative                                            57,029               76,399
            Management fees                                                       44,544               56,402
            Utilities                                                             57,861              103,332
            Repairs and maintenance                                              147,341              157,457
            Insurance                                                             25,726               33,183
            Taxes                                                                 48,504               79,018
                                                                         ----------------     ----------------
                 Total operating expenses                                        420,250              536,185

          Other expenses
            Partnership expenses                                                  40,966               77,410
            Interest expense                                                      94,077              187,227
            Depreciation and amortization                                        171,800              230,199
                                                                         ----------------    ----------------
                 Total expenses                                                  727,093            1,031,021
                                                                         ----------------    ----------------

          Net income (loss)                                            $          65,064     $        (66,326)
                                                                         ================      ===============

          Net income (loss) allocated to general partner               $             650     $           (663)
                                                                         ================      ===============

          Net income (loss) allocated to limited partner unit holders  $          55,305     $        (56,377)
                                                                         ================      ===============


          Net income (loss) allocated to special limited partner       $           9,109     $         (9,286)
                                                                         ================      ===============

          Net income (loss) allocated to each unit                     $            1.54     $          (1.57)
                                                                         ================      ===============

          Weighted average number of units outstanding                            35,801               35,801
                                                                         ================      ===============

                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

STATEMENT OF CHANGES IN PARTNERS' CAPITAL


------------------------------------------------------------------------------------------------------------------------
                                                                 14%                    85%
For the three months ended                  1%                  Special                Partner                Total
March 31, 1998 and 1997               General Partner           Limited                  Unit               Partners'
(unaudited)                                                     Partner                Holders               Capital
-----------------------------------------------------------------------------------------------------------------------

Balance December 31, 1996          $           (9,013)    $     (1,388,143)    $        9,973,010    $        8,575,854
Net loss                                         (663)              (9,286)               (56,377)              (66,326)
                                     ==================     ================      =================     =================
Balance, March 31, 1997            $           (9,676)    $     (1,397,429)    $        9,916,633    $        8,509,528
                                     ==================     ================      =================     =================

Balance December 31, 1997          $               527    $     (1,254,577)    $       10,783,947    $        9,529,897
Net income                                         650               9,109                 55,305                65,064
                                     ==================     ================      =================     =================
Balance, March 31, 1998            $             1,177    $     (1,245,468)    $       10,839,252    $        9,594,961
                                     ==================     ================      =================     =================



Note: Units of Limited Partnership Interest for both March 31, 1997 and March 31, 1998 were 35,801.

                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


          STATEMENTS OF CASH FLOWS

          ------------------------------------------------------------------------------------------------------------------
          For the three months ended                                                         1998                1997
          March 31, 1998 and 1997                                                        (Unaudited)         (Unaudited)
          ------------------------------------------------------------------------------------------------------------------

          Cash flow from operating activities:
          Net income (loss)                                                          $        65,064    $       (66,326)
          Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
              Depreciation and amortization                                                  171,800            230,199
              Changes in operating assets and liabilities
                   Tenant security deposits (net)                                               (571)            60,296
                   Other assets                                                              (54,704)           (48,860)
                   Accounts payable                                                           (1,160)           110,619
                   Prepaid rent                                                               (2,595)           (16,882)
                   Other liabilities                                                          49,465            (40,463)
                                                                                       --------------     --------------

          Net cash provided by operating activities                                          227,299            228,583
                                                                                       --------------     --------------

          Cash flows from investing activities:
              Investment in rental property                                                  (62,380)           (69,897)
                                                                                       --------------     --------------

              Net cash used in investing activities                                          (62,380)           (69,897)
                                                                                       --------------     --------------

          Cash flows from financing activities:
              Principal payments on mortgage note                                             (9,527)           (27,455)
              Increase in deferred fees                                                         -                  (330)
                                                                                       --------------     --------------

          Net cash used in financing activities                                               (9,527)           (27,785)
                                                                                       --------------     --------------

          Net increase in cash and cash equivalents                                          155,392            130,901

          Cash and cash equivalents, beginning                                             1,160,850            647,080
                                                                                       --------------     --------------

          Cash and cash equivalents, ending                                          $     1,316,242    $       777,981
                                                                                       ==============     ==============


          Supplemental disclosure of cash flow information:
              Cash paid during the year for interest                                 $        94,077    $       187,227
                                                                                       ==============    ==============

                      See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by Southeastern Income Properties II Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10KSB for the year ended December 31, 1997.

The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1998.

2.       TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences in the recognition of depreciation and amortization.

3.       RELATED PARTY TRANSACTIONS

Asset management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $5,572 and $8,285 during the three months ended March 31, 1998 and 1997, respectively.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Liquidity and Capital Resources

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.). The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

The Partnership had $1,316,242 of cash and cash equivalents at March 31, 1998. The increase of $155,392 in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 was due to $227,299 of cash provided by operating activities, which was partially offset by $62,380 of cash used for capital improvements (investing activities) and $9,527 of principal payments on the mortgage notes (financing activities). The increase in operating activities was due primarily to improved property operations as discussed below.

It is expected that future rental revenue and other income from the Partnership's properties will continue to be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties, as well as necessary capital expenditures. As a result of the continued capital improvements, it is expected that cash available for distribution will remain limited. Future distribution levels will be reviewed on a quarterly basis. In April 1998, the Partnership declared a distribution of approximately $398,000, or $11.00 per limited partner unit.

The ability of the Partnership's properties to improve operations may affect the liquidity of the Partnership. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Partnership's properties, and thus, could affect the Partnership's revenue, net income and liquidity.

The Partnership has invested, and expects to continue to invest, such amounts in money market instruments until required for Partnership purposes. As of March 31, 1998, the Partnership had $374,445 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartmenets. Therefore, as of March 31, 1998, the Partnership has total reserves of $1,690,687, which is expected to be sufficient to satisfy working capital requirements of the Partnership. The Partnership, as required by its partnership agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the unit holders.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION (Continued)


Liquidity and Capital Resources (Continued)

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

The Partnership is dependent upon the Managing General Partner for management and administrative services. The Managing General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations

The Partnership's net income for the quarter ended March 31, 1998, was $65,064, as compared to a net loss of $66,326 for the quarter ended March 31, 1997. The increase in net income was due to improved operating results at the Partnership's three remaining properties.

Total income decreased to $792,157 for the quarter ended March 31, 1998 as compared to $964,695 for the quarter ended March 31, 1997. Rental income decreased from $898,871 for the three months ended March 31, 1997 to $730,869 for the three months ended March 31, 1998 as a result of the loss through foreclosure of the St. Michaels property in August 1997. Rental revenue for the remaining properties, however, increased by $24,777 for 1998 as compared to 1997 due to increased rental rates and stable occupancy. Average occupancy at the remaining properties was 88% for the comparable quarters. Similarly, other income decreased by $14,886 as a result of the loss of St. Michaels. Other income increased by $6,739 at the Partnership's remaining properties. Interest income increased as a result of higher average cash balance available for investment.

Operating expenses declined from $536,185 for the quarter ended March 31, 1997 to $420,250 for the quarter ended March 31, 1998. The St. Michaels foreclosure accounted for $139,971 of the decline with the remaining properties' operating expenses increasing by $24,035. The increase in operating expenses at the remaining properties was primarily attributable to higher leasing expense. Interest expense and depreciation expense declined as a result of the St. Michaels foreclosure.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on form 8-K
              (a) Exhibit 27
                  Financial Data Schedule

              (b) Reports on Form 8-K:
                  No report on Form 8-K was filed during the three months ended March 31, 1998.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

                                  SIGNATURES

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

                              LIMITED PARTNERSHIP

                              By: Winthrop Southeastern Limited Partnership
                                  Its General Partner

                              By: Eight Winthrop Properties, Inc.,
                                  Its General Partner

                                  By: /s/ Edward V. Williams
                                  ----------------------
                                  Edward V. Williams
                                  Chief Financial Officer

Date: May 13, 1998                By: /s/ Michael L. Ashner
                                  ---------------------
                                  Michael L. Ashner
                                  Chief Operating Officer