Form 10QSB
period 1998-06-30
SOUTHEASTERN INCOME PROP II LP
filed 1998-08-12
CIK 822983

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                  FORM 10-QSB
                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998             Commission File Number 0-17461
                      -------------                                    -------



             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP (exact name of small business issuer as specified in its charter)

                Virginia                              54-2839837
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)



  Five Cambridge Center, Cambridge, MA                   02142-1493
----------------------------------------             ------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code     (617) 234-3000
                                                     ------------------



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

PART 1 - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS
BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------
                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                               (Unaudited)          (Audited)
------------------------------------------------------------------------------------------------------------------

ASSETS

Investment in rental property
    Land                                                                     $      1,930,156    $      1,930,156
    Buildings and  building improvements                                           14,200,144          14,200,144
    Personal property                                                               2,559,275           2,381,325
                                                                             -----------------   -----------------
                                                                                   18,689,575          18,511,625

    Less accumulated depreciation                                                   6,917,023           6,606,923
                                                                             -----------------   -----------------
                                                                                   11,772,552          11,904,702

    Cash and cash equivalents                                                       1,113,852           1,160,850
    Tenant security deposits                                                           81,922              79,220
    Loan cost, net accumulated amortization of $170,132
      and $157,032                                                                     42,493              55,593
    Other assets                                                                      548,761             436,258
                                                                             -----------------   -----------------

Total Assets                                                                 $     13,559,580    $     13,636,623
                                                                             =================   =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities applicable to investment in rental property
    Mortgages payable                                                        $      3,936,692    $      3,955,975
Other liabilities
    Accounts payable                                                                    3,714               6,011
    Rents received in advance                                                          15,352              11,724
    Tenant security deposits                                                           82,211              80,418
    Other liabilities                                                                 143,007              52,598
                                                                             -----------------   -----------------
Total Liabilities                                                                   4,180,976           4,106,726
                                                                             -----------------   -----------------

Partners' Capital
    Limited partners unit holders 50,000 units authorized,
      35,801 outstanding June 30, 1998 and December 31, 1997                       10,599,658          10,783,947
    Special Limited Partner                                                        (1,224,006)         (1,254,577)
    General Partner's Capital                                                           2,952                 527
                                                                             -----------------   -----------------
Total Partners' Capital                                                             9,378,604           9,529,897
                                                                             =================   =================
Total Liabilities and Partners' Capital                                      $     13,559,580    $     13,636,623
                                                                             =================   =================


                       See notes to financial statements

PART 1 - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
For the six and three months ended                          Three months ended                   Six months ended
June 30, 1998 and 1997                                     June 30, (Unaudited)                June 30, (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
                                                          1998              1997              1998              1997
                                                    -----------------  ----------------  ----------------  ----------------
Income
  Rental                                            $        749,016   $       954,206   $     1,479,885   $     1,853,077
  Interest income                                              5,133             2,313            17,846             4,676
  Other                                                       46,316            65,696            94,891           129,157
                                                    -----------------  ----------------  ----------------  ----------------
       Total income                                          800,465         1,022,215         1,592,622         1,986,910
                                                    -----------------  ----------------  ----------------  ----------------

Expenses
  Leasing                                                     31,374            53,391            70,619            83,785
  General & administrative                                    53,310            93,598           110,339           169,997
  Management fees                                             45,305            61,695            89,849           118,097
  Utilities                                                   52,587            81,110           110,448           184,442
  Repairs & maintenance                                       99,840           188,865           247,181           346,322
  Insurance                                                   27,530            37,768            53,256            70,951
  Taxes                                                       50,261            70,227            98,765           149,245
                                                    -----------------  ----------------  ----------------  ----------------
       Total operating expenses                              360,207           586,654           780,457         1,122,839

Other expenses
  Partnership expenses                                        13,578            21,912            54,544            99,322
  Interest expense                                            93,848           156,001           187,925           343,228
  Depreciation and amortization                              151,400           230,199           323,200           460,398
                                                    -----------------  ----------------  ----------------  ----------------
       Total expenses                                        619,033           994,766         1,346,126         2,025,787
                                                    -----------------  ----------------  ----------------  ----------------

Net income  (loss)                                  $        181,432   $        27,449   $       246,496   $       (38,877)
                                                    =================  ================  ================  ================

Net income  (loss) allocated to general partner     $          1,814   $           274   $         2,465   $          (389)
                                                    =================  ================  ================  ================

Net income  (loss) allocated to limited partner
unit holders                                        $        154,218   $        23,332   $       209,522   $       (33,045)
                                                    =================  ================  ================  ================

Net income (loss) allocated to special limited
partner                                             $         25,400   $         3,843   $        34,509   $        (5,443)
                                                    =================  ================  ================  ================

Net income (loss) allocated to each unit            $           4.31   $           .65   $          5.85   $          (.92)
                                                    =================  ================  ================  ================

Weighted average number of units outstanding                  35,801            35,801            35,801            35,801
                                                    =================  ================  ================  ================

                       See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


STATEMENT OF CHANGES IN PARTNERS' CAPITAL


-------------------------------------------------------------------------------------------------------------------------
                                                                       14%                85%
For the three months ended                         1%                Special            Partner              Total
June 30, 1998 and 1997                       General Partner         Limited              Unit             Partners'
(unaudited)                                                          Partner            Holders             Capital
-------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                  $          (9,013)   $    (1,388,143)   $      9,973,010    $      8,575,854
Net loss                                                 (389)            (5,443)            (33,045)            (38,877)
                                            ==================   ================   =================   =================
Balance, June 30, 1997                      $          (9,402)   $    (1,393,586)   $      9,939,965    $      8,536,977
                                            ==================   ================   =================   =================

Balance, December 31, 1997                  $             527    $    (1,254,577)   $     10,783,947    $      9,529,897
Net income                                              2,465             34,509             209,522             246,496
Distributions                                             (40)            (3,938)           (393,811)           (397,789)
                                            ------------------   ----------------   -----------------   -----------------
Balance, June 30, 1998                      $           2,952    $    (1,224,006)   $     10,599,658    $      9,378,604
                                            ==================   ================   =================   =================



Note: Units of Limited Partnership Interest for both June 30, 1997 and June 30, 1998 were 35,801.


                       See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP


STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------
For the six months ended                                                           1998                1997
June 30, 1998 and 1997                                                         (Unaudited)         (Unaudited)
------------------------------------------------------------------------------------------------------------------

Cash flow from operating activities:
Net income (loss)                                                            $        246,496    $        (38,877)
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
     Depreciation and amortization                                                    323,200             460,398
    Changes in operating assets and liabilities
         Tenant security deposits (net)                                                  (909)             62,275
         Other assets                                                                (112,503)           (107,876)
         Accounts payable                                                              (2,297)             54,141
         Prepaid rent                                                                   3,628               1,042
         Other liabilities                                                             90,409              50,405
                                                                             -----------------   -----------------

Net cash provided by operating activities                                             548,024             481,508
                                                                             -----------------   -----------------

Cash flows from investing activities:
    Investment in rental property                                                    (177,950)           (196,843)
                                                                             -----------------   -----------------

    Net cash used in investing activities                                            (177,950)           (196,843)
                                                                             -----------------   -----------------

Cash flows from financing activities:
    Principal payments on mortgage note                                               (19,283)            (49,084)
    Increase in deferred fees                                                           -                    (329)
    Cash distributions paid to partners                                              (397,789)                  -
                                                                             -----------------   -----------------

Net cash used in financing activities                                                (417,072)            (49,413)
                                                                             -----------------   -----------------

Net (decrease) increase in cash and cash equivalents                                  (46,998)            235,252

Cash and cash equivalents, beginning                                                1,160,850             647,080
                                                                             -----------------   -----------------

Cash and cash equivalents, ending                                            $      1,113,852    $        882,332
                                                                             =================   =================

Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                                   $         93,848    $        279,273
                                                                             =================   =================


                       See notes to financial statements

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

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

3.       RELATED PARTY TRANSACTIONS

Asset management fees paid or accrued by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $11,143 and $19,402 during the three months ended June 30, 1998 and 1997, respectively.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

ITEM 2 -       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION

Liquidity and Capital Resources

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's properties are leased to tenants who are subject to leases of up to one year.

The Partnership had $1,113,852 of cash and cash equivalents at June 30, 1998. The decrease of $46,998 in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 was due to $548,024 of cash provided by operating activities, which was offset by $177,950 of cash used for capital improvements (investing activities) and $417,072 of principal payments on the mortgage notes and distributions to partners (financing activities). The increase in operating activities was due primarily to improved property operations as discussed below.

It is expected that future rental revenue and other income from the Partnership's properties will continue to be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties, as well as necessary capital expenditures. As a result of the continued capital improvements, it is expected that cash available for distribution will remain limited. Future distribution levels will be reviewed on a quarterly basis. In April 1998, the Partnership paid a distribution of approximately $398,000, or $11.00 per limited partner unit.

The ability of the Partnership's properties to improve operations may affect the liquidity of the Partnership. Inflation and changing economic conditions in the future could affect vacancy levels, rental payment defaults and operating expenses of the Partnership's properties, and thus, could affect the Partnership's revenue, net income and liquidity.

The Partnership has invested, and expects to continue to invest, its unrestricted cash in money market instruments until required for Partnership purposes. As of June 30, 1998, the Partnership had $389,629 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of June 30, 1998, the Partnership has total reserves of $1,503,481, which is expected to be sufficient to satisfy working capital requirements of the Partnership. The Partnership, as required by its partnership agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the unit holders.

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

The Partnership recently entered into a contract to sell its Coppercroft property to an unaffiliated third party for a purchase price of $3,050,000. The sale of the Coppercroft property is expected to close during the third quarter.

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

Results of Operations

The Partnership's net income for the six months ended June 30, 1998 was $246,496, as compared to a net loss of $38,877 for the quarter ended March 31, 1997. The increase in net income was due to improved operating results at the Partnership's three remaining properties.

Total income decreased to $1,592,622 for the six months ended June 30, 1998 as compared to $1,986,910 for the six months ended June 30, 1997. Rental income.decreased from $1,853,077 for the six months ended June 30, 1997 to $1,479,885 for the six months ended June 30, 1998 as a result of the loss through foreclosure of the St. Michaels property in August 1997. Rental revenue for the remaining properties, however, increased by $31,898 for the first six months of 1998 as compared to the first six months of 1997, due to increased rental rates and stable occupancy. Average occupancy at the remaining properties was 89% for the comparable quarters. Similarly, other income decreased by $34,266 as a result of the loss of St. Michaels. Other income increased by $3,388 at the Partnership's remaining properties. Interest income increased as a result of higher average cash balance available for investment.

Operating expenses declined from $1,122,839 for the six months ended June 30, 1997 to $780,457 for the six months ended June 30, 1998. The St. Michaels foreclosure accounted for $335,689 of the decline with the remaining properties' operating expenses remaining stable at $6,371. Interest expense and depreciation expense declined as a result of the St. Michaels foreclosure.

SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on form 8-K
              (a) Exhibits
              27. Financial Data Schedule, is filed as an Exhibit to this report

              (b) Reports on Form 8-K:
                  No report on Form 8-K was filed during the six months ended June 30, 1998.

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

                                SOUTHEASTERN INCOME PROPERTIES II
                                LIMITED PARTNERSHIP

                                By: Winthrop Southeastern Limited Partnership Its General Partner


                                By:  Eight Winthrop Properties, Inc.,
                                     Its General Partner

Date: August 12, 1998           By:  /s/ Michael L. Ashner
                                     ---------------------
                                     Michael L. Ashner
                                     Chief Executive Officer

Date: August 12, 1998           By:  /s/ Edward V. Williams
                                     ----------------------
                                     Edward V. Williams
                                     Chief Financial Officer