Form 10QSB
period 1998-09-30
SOUTHEASTERN INCOME PROP II LP
filed 1998-11-19
CIK 822983

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                to
                                          -------------     -----------

                         Commission file number 0-17461

            Southeastern Income Properties II Limited Partnership
            -----------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

               Virginia                                    54-2839837
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

   Five Cambridge Center, Boston, MA                       02142-1493
---------------------------------------    ------------------------------------
(Address of principal executive office)                    (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                       ---        ---










                                    1 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements.

Consolidated Balance Sheets (Unaudited)

                                                                                 September 30,            December 31,
                                                                                      1998                    1997
                                                                              ---------------------    --------------------
Assets

Real Estate, at cost:

Land                                                                          $          1,111,622     $         1,930,156
Buildings and building improvements                                                     11,914,289              14,200,144
Personal property                                                                        2,056,747               2,381,325
                                                                              ---------------------    --------------------

                                                                                        15,082,658              18,511,625

Less:  Accumulated depreciation                                                          5,841,644               6,606,923
                                                                              ---------------------    --------------------

                                                                                         9,241,014              11,904,702
Other Assets:

Cash and cash equivalents                                                                4,293,215               1,160,850
Tenant security deposits                                                                    84,874                  79,220
Deferred loan costs, net of accumulated amortization
    of $176,432 (1998) and $157,032 (1997)                                                  36,193                  55,593
Other assets                                                                               546,967                 436,258
                                                                              ---------------------    --------------------

         Total Assets                                                         $         14,202,263     $        13,636,623
                                                                              =====================    ====================

Liabilities and Partners' Capital

Liabilities:

Mortgage note payable                                                         $          3,926,701     $         3,955,975
Prepaid rent                                                                                 7,770                  11,724
Accrued interest payable                                                                    32,400                  32,400
Tenant security deposits payable                                                            75,092                  80,418
Accounts payable and accrued expenses                                                      163,407                  26,209
                                                                              ---------------------    --------------------

         Total Liabilities                                                               4,205,370               4,106,726
                                                                              ---------------------    --------------------

Partners' Capital:

General partner's equity                                                                     9,135                     527
Special limited partner's deficit                                                       (1,137,445)             (1,254,577)
Limited partner unit holders equity-
   50,000 units authorized, 35,801 outstanding                                          11,125,203              10,783,947
                                                                              ---------------------    --------------------

         Total Partners' Capital                                                         9,996,893               9,529,897
                                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital                              $         14,202,263     $        13,636,623
                                                                              =====================    ====================



                See notes to consolidated financial statements.


                                    2 of 13

       SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
          FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Operations (Unaudited)

                                                                                     For the Nine Months Ended
                                                                                 September 30,         September 30,
                                                                                     1998                  1997
                                                                              --------------------   ------------------
Revenues:

Rental                                                                         $        2,165,717     $      2,685,243
Interest income                                                                            48,193               18,845
Other income                                                                              126,454              254,192
Gain on sale of property                                                                  511,367                    -
                                                                              --------------------   ------------------

         Total revenues                                                                 2,851,731            2,958,280
                                                                              --------------------   ------------------

Expenses:

Leasing                                                                                   101,102              121,095
General and administrative                                                                171,061              257,215
Management fees                                                                           133,425              168,654
Utilities                                                                                 165,578              261,085
Repairs and maintenance                                                                   398,484              511,571
Insurance                                                                                  88,814              116,775
Taxes                                                                                     114,596              197,878
                                                                              --------------------   ------------------

         Total operating expenses                                                       1,173,060            1,634,273

Other Expenses:

Partnership expense                                                                        59,864              133,216
Interest expense                                                                          282,632              437,746
Depreciation and amortization                                                             471,390              629,541
                                                                              --------------------   ------------------

         Total expenses                                                                 1,986,946            2,834,776
                                                                              --------------------   ------------------

Income before extraordinary item                                                          864,785              123,504

Extraordinary gain on extinguishment of debt                                                    -              757,801
                                                                              --------------------   ------------------

Net income                                                                     $          864,785     $        881,305
                                                                              ====================   ==================

Net income allocated:

     General Partner                                                           $            8,648     $          8,813
                                                                              ====================   ==================

     Special Limited Partner                                                   $          121,070     $        123,383
                                                                              ====================   ==================

     Limited Partners                                                          $          735,067     $        749,109
                                                                              ====================   ==================

Net income per limited partner unit:
     Income before extraordinary item                                          $            20.53     $           2.93
     Extraordinary gain                                                                         -                17.99
                                                                              --------------------   ------------------

Net income allocated  per unit                                                 $            20.53     $          20.92
                                                                              ====================   ==================

Distributions per unit:

     Limited Partners                                                          $            11.00     $              -
                                                                              ====================   ==================



                See notes to consolidated financial statements.



                                    3 of 13

       SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
          FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Operations (Unaudited)

                                                                                       For The Three Months Ended
                                                                                   September 30,         September 30,
                                                                                       1998                  1997
                                                                                --------------------   ------------------
Revenues:

Rental                                                                          $           685,832    $         832,166
Interest income                                                                              30,347               14,169
Other income                                                                                 31,563              125,035
Gain on sale of property                                                                    511,367                    -
                                                                                --------------------   ------------------

         Total revenues                                                                   1,259,109              971,370
                                                                                --------------------   ------------------

Expenses:

Leasing                                                                                      30,483               37,310
General and administrative                                                                   60,722               87,218
Management fees                                                                              43,576               50,557
Utilities                                                                                    55,130               76,643
Repairs and maintenance                                                                     151,303              165,249
Insurance                                                                                    35,558               45,824
Taxes                                                                                        15,831               48,633
                                                                                --------------------   ------------------

         Total operating expenses                                                           392,603              511,434

Other Expenses:

Partnership expense                                                                           5,320               33,894
Interest expense                                                                             94,707               94,518
Depreciation and amortization                                                               148,190              169,143
                                                                                --------------------   ------------------

         Total expenses                                                                     640,820              808,989
                                                                                --------------------   ------------------

Income before extraordinary item                                                            618,289              162,381

Extraordinary gain on extinguishment of debt                                                      -              757,801
                                                                                --------------------   ------------------

Net income                                                                      $           618,289    $         920,182
                                                                                ====================   ==================

Net income allocated:

     General Partner                                                            $             6,183    $           9,202
                                                                                ====================   ==================

     Special Limited Partner                                                    $            86,560    $         128,825
                                                                                ====================   ==================

     Limited Partners                                                           $           525,546    $         782,155
                                                                                ====================   ==================

Net income per limited partner unit:
     Income before extraordinary item                                           $             14.68    $            3.85
     Extraordinary gain                                                                           -                17.99
                                                                                --------------------   ------------------

Net income allocated  per unit                                                  $             14.68    $           21.84
                                                                                ====================   ==================


                See notes to consolidated financial statements.



                                    4 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998


Consolidated Statement of Partners' Capital (Unaudited)




                                            Units of                              Special
                                            Limited           General             Limited           Limited
                                          Partnership        Partner's           Partner's         Partners'           Total
                                            Interest           Equity            Deficit            Equity            Capital
                                        -----------------  ---------------   -----------------  ----------------  ----------------
Balance - January 1, 1998                         35,801   $          527     $    (1,254,577)  $    10,783,947   $     9,529,897

   Distributions                                       -              (40)             (3,938)         (393,811)         (397,789)
   Net income                                          -            8,648             121,070           735,067           864,785
                                        -----------------  ---------------   -----------------  ----------------  ----------------

Balance - September 30, 1998                      35,801   $        9,135    $     (1,137,445)  $    11,125,203   $     9,996,893
                                        =================  ===============   =================  ================  ================




                See notes to consolidated financial statements.


                                    5 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998

Consolidated Statements of Cash Flows (Unaudited)

                                                                                         For The Nine Months Ended
                                                                                  September 30,             September 30,
                                                                                       1998                     1997
                                                                               ---------------------   ---------------------
Cash Flows From Operating Activities:

Net income                                                                     $            864,785    $            881,305
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                                                           451,990                 602,341
     Amortization                                                                            19,400                  27,200
     Gain on disposal of property                                                          (511,367)               (757,801)

Changes in assets and liabilities:
     Tenant security deposits                                                                (5,654)                 60,869
     Other assets                                                                          (145,469)                (20,851)
     Prepaid rent                                                                            (3,954)                      -
     Tenant security deposits payable                                                        (5,326)                      -
     Accounts payable and accrued expenses                                                  137,198                   7,720
                                                                               ---------------------   ---------------------

Net cash provided by operating activities:                                                  801,603                 800,783
                                                                               ---------------------   ---------------------

Cash Flows From Investing Activities:

     Net proceeds from sale of property                                                   2,984,900                       -
     Additions to building and improvements                                                (227,075)               (298,597)
                                                                               ---------------------   ---------------------

     Net cash provided by (used in) investing activities                                  2,757,825                (298,597)
                                                                               ---------------------   ---------------------

Cash Flows From Financing Activities:

     Principal payments on mortgage note                                                    (29,274)                (58,170)
     Payment of deferred loan costs                                                               -                    (331)
     Cash distributions paid to partners                                                   (397,789)                      -
                                                                               ---------------------   ---------------------

     Net cash used in financing activities                                                 (427,063)                (58,501)
                                                                               ---------------------   ---------------------

Net increase in cash and cash equivalents                                                 3,132,365                 443,685

Cash and cash equivalents, beginning of period                                            1,160,850                 647,080
                                                                               ---------------------   ---------------------

Cash and cash equivalents, end of period                                       $          4,293,215    $          1,090,765
                                                                               =====================   =====================

Supplemental Disclosure of Cash Flow
Information:
Cash paid for interest                                                         $            282,632     $           437,746
                                                                               =====================   =====================

Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
Sale of property in 1998 - see Note 3

Extraordinary gain on extinguishment of debt in 1997 - see Note 4.

                See notes to consolidated financial statements.


                                    6 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           General

             The consolidated financial statements included herein have been prepared by Southeastern Income Properties II Limited Partnership (the "Partnership"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Partnership's accounting and financial reporting policies conform with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All adjustments are of a normal recurring nature except as discussed in Notes 3 and 4. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1997. Certain amounts have been reclassified to conform to the September 30, 1998 presentation.

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

3.           Gain on Sale of Property

             On August 13, 1998, the Partnership sold its Copper Croft Apartments property to an unaffiliated third party for a purchase price of $3,200,000. After closing costs and adjustments of $215,100, the Partnership received net proceeds of $2,984,900. For financial reporting purposes, the sale resulted in a gain of approximately $511,000.

4.           Extraordinary Gain on Extinguishment of Debt

             The mortgage loan on the Partnership's St. Michaels property matured June 1, 1997. As a result of the principal balance on the mortgage loan being in excess of the property's value, the Partnership was unable to refinance such loan or sell the property at a value sufficient to satisfy the loan. As a result, the mortgage lender foreclosed on the property as of August 1, 1997. The Partnership recognized an extraordinary gain on extinguishment of debt of $757,801 during the nine months ended September 30, 1997.

5.           Related Party Transactions

             Asset management fees paid or accrued by the Partnership to affiliates of the General Partner, totaled $16,297 and $25,461 during the nine months ended September 30, 1998 and 1997, respectively, and are included in management fees.




                                    7 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

6.           Distribution

             In April 1998, the Partnership distributed $397,789.

7.           Pro Forma Financial Information

             The following pro forma consolidated condensed statements of operations for the nine months ended September 30, 1998 and 1997, gives effect to the sale of the Copper Croft Apartments property on August 13, 1998 and the foreclosure of the St. Michaels property on August 1, 1997. The adjustments to the pro forma condensed statements of operations assume the transactions were completed at the beginning of the period presented.

             These proforma adjustments are not necessarily reflective of the results that actually would have occurred if the sale and foreclosure had been in effect, as of, and for the period presented or what may be achieved in the future.

             Pro Forma Consolidated Condensed Statement of Operations

             For the nine months ended September 30, 1998

                                                                                      Pro Forma
                                                              Historical             Adjustments              Pro Forma
                                                          --------------------   ---------------------   --------------------
              Revenues:

                  Rental                                  $         2,165,717    $          (369,773)    $         1,795,944
                  Interest                                             48,193                      -                  48,193
                  Other                                               126,454                (33,004)                 93,450
                  Gain on sale of property                            511,367               (511,367)                      -
                                                          --------------------   ---------------------   --------------------

                      Total revenues                                2,851,731               (914,144)              1,937,587
                                                          --------------------   ---------------------   --------------------

              Expenses:

                  Operating expenses                                1,232,924               (261,160)                971,764
                  Interest expense                                    282,632                      -                 282,632
                  Depreciation and amortization                       471,390                (67,740)                403,650
                                                          --------------------   ---------------------   --------------------

                      Total expenses                                1,986,946               (328,900)              1,658,046
                                                          --------------------   ---------------------   --------------------

                  Net Income                              $           864,785    $          (585,244)    $           279,541
                                                          ====================   =====================   ====================

                  Net income allocated:

                      General Partner                     $             8,648    $            (5,853)    $             2,795
                                                          ====================   =====================   ====================

                      Special Limited Partner             $           121,070    $           (81,934)    $            39,136
                                                          ====================   =====================   ====================

                      Limited Partners                    $           735,067    $          (497,457)    $           237,610
                                                          ====================   =====================   ====================

                  Net income allocated per
                      limited partner unit:

                      Net income                          $             20.53    $            (13.89)    $              6.64
                                                          ====================   =====================   ====================

                                    8 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1998

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


7.           Pro Forma Financial Information (Continued)


             For the nine months ended September 30, 1997

                                                                                     Pro Forma
                                                              Historical             Adjustments              Pro Forma
                                                          --------------------   ---------------------   --------------------
              Revenues:

                  Rental                                  $         2,685,243    $          (928,699)    $         1,756,544
                  Interest                                             18,845                 (1,051)                 17,794
                  Other                                               254,192               (149,266)                104,926
                                                          --------------------   ---------------------   --------------------

                      Total revenues                                2,958,280             (1,079,016)              1,879,264
                                                          --------------------   ---------------------   --------------------

              Expenses:

                  Operating expenses                                1,767,489               (702,808)              1,064,681
                  Interest expense                                    437,746               (153,558)                284,188
                  Depreciation and amortization                       629,541               (245,409)                384,132
                                                          --------------------   ---------------------   --------------------

                      Total expenses                                2,834,776             (1,101,775)              1,733,001
                                                          --------------------   ---------------------   --------------------

                  Income before
                     extraordinary item                               123,504                  22,759                146,263

                  Extraordinary gain on
                     extinguishment of debt                           757,801               (757,801)                      -
                                                          --------------------   ---------------------   --------------------

                   Net Income                             $           881,305    $          (735,042)    $           146,263
                                                          ====================   =====================   ====================

              Net income allocated:

                  General Partner                         $             8,813    $            (7,350)    $             1,463
                                                          ====================   =====================   ====================

                  Special Limited Partner                 $           123,383    $          (102,906)    $            20,477
                                                          ====================   =====================   ====================

                  Limited Partners                        $           749,109    $          (624,786)    $           124,323
                                                          ====================   =====================   ====================

              Net income allocated per
              limited partner unit:

                  Income before
                    extraordinary item                    $              2.93    $               .54     $              3.47

                  Extraordinary gain                                    17.99                 (17.99)                      -
                                                          --------------------   ---------------------   --------------------

                  Net income allocated per unit           $             20.92    $            (17.45)    $              3.47
                                                          ====================   =====================   ====================




                                    9 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.      Management's Discussion and Analysis or Plan of Operation

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

             The Partnership receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. The Partnership's remaining properties, which are residential apartment complexes located in Virginia and North Carolina, are leased to tenants who are subject to leases of up to one year.

             The Partnership had $4,293,215 of cash and cash equivalents at September 30, 1998. The increase of $3,132,365 in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 was due to $801,603 of cash provided by operating activities and $2,757,825 of cash provided by investing activities, which were partially offset by $427,063 of distributions to partners and principal payments on the mortgage note.

             Net cash provided by operating activities increased primarily due to the improved net income of the properties. All other increases (decreases) in certain operating assets and liabilities are the result of the timing of receipt and payment of various activities.

             Net cash provided by investing activities consisted of $2,984,900 in net proceeds from the sale of the Partnership's Copper Croft Apartments property ("Copper Croft") which was partially offset by $227,075 in improvements to real estate.

             It is expected that future rental revenue and other income from the Partnership's remaining properties will continue to be sufficient to cover all administrative expenses of the Partnership and all operating expenses and debt service of the properties, as well as necessary capital expenditures. As a result of the continued capital improvements, it is expected that cash available for distribution will remain limited. Future distribution levels will be reviewed on a quarterly basis. In April 1998, the Partnership distributed $397,789 from operations.

             The Partnership has invested, and expects to continue to invest, its unrestricted cash in money market instruments until required for Partnership purposes. As of September 30, 1998, the Partnership had $404,812 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to Hunters Creek Apartments. Therefore, as of September 30, 1998, the Partnership has total reserves of $4,698,027, which is expected to be sufficient to satisfy working capital requirements of the Partnership. The Partnership, as required by its partnership agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the unit holders.

             The Partnership is in the process of reviewing the status of all the properties with a view towards disposing of all its properties, depending on property operations and market conditions. In this regard, the Partnership sold its Copper Croft property on August 13, 1998 and the Partnership's


                                    10 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             Greenbryre Apartments property is currently under contract for sale. The Partnership sold Copper Croft to an unaffiliated third party for a purchase price of $3,200,000. For financial reporting purposes, the sale resulted in a gain of $511,367. In addition, the mortgage loan on the St. Michaels property ("St. Michaels") matured June 1, 1997. As a result of the principal balance on the mortgage loan being in excess of the property's value, the Partnership was unable to refinance such loan or sell the property at a value sufficient to satisfy the loan. As a result, the mortgage lender foreclosed on the property as of August 1, 1997. The Partnership recognized an extraordinary gain on extinguishment of debt of $757,801 in 1997.

             With respect to the pending sale of Greenbryre Apartments, it is expected that the closing of this sale will occur in November 1998. The anticipated net sales proceeds from the sale is expected to be approximately $5,100,000. There can be no assurance, however, that the sale will be consummated, or if consummated, at the current contract terms.

             The Partnership is dependent upon the General Partner and the managing agent for management and administrative services. The General Partner and the managing agent have completed assessments and believe that their computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

             Results of Operations

             The Partnership's net income for the nine months ended September 30, 1998 was $864,785, as compared to net income of $881,305 for the nine months ended September 30, 1997. With respect to the remaining properties, net income increased $133,278, from $146,263 in 1997 to $279,541 in 1998. The increase in net income was due to improved operating results at the Partnership's two remaining properties.

             Total income decreased to $2,851,731 for the nine months ended September 30, 1998 as compared to $2,958,280 for the nine months ended September 30, 1997. Rental income decreased from $2,685,243 for the nine months ended September 30, 1997 to $2,165,717 for the nine months ended September 30, 1998 as a result of the sale of Copper Croft in August 1998 and the loss through foreclosure of St. Michaels in August 1997. Rental revenue for the remaining properties, however, increased by $39,400 for the first nine months of 1998 as compared to the first nine months of 1997, due to increased rental rates and stable occupancy. Average occupancy at the remaining properties was 89% for the comparable periods. Similarly, other income decreased by $127,738 as a result of the sale of Copper Croft and the loss of St. Michaels. Other income decreased by $11,476 at the Partnership's remaining properties. Interest income increased as a result of higher average cash balance available for investment.

             Expenses declined from $1,634,273 for the nine months ended September 30, 1997 to $1,173,060 for the nine months ended September 30, 1998 primarily due to the St. Michaels foreclosure and the sale of Copper Croft. The remaining properties' operating expenses decreased approximately $93,000 due to a decrease in repairs and maintenance expenditures. Depreciation expense increased primarily due to the effect of current and prior years fixed asset additions. Interest expense remained relatively constant.

                                    11 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1998



Part II - Other Information


Item 6.      Exhibits and Reports on Form 8-K.


             (a)  Exhibits

                  27.   Financial Data Schedule

             (b) Reports of Form 8-K:

                  A Form 8-K was filed on August 14, 1998 to report the sale of the Partnership's Copper Croft Apartments property.






























                                    12 of 13

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1998


                                   SIGNATURES

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



                          SOUTHEASTERN INCOME PROPERTIES II
                          LIMITED PARTNERSHIP

                          By: Winthrop Southeastern Limited Partnership Its General Partner


                          By:    Eight Winthrop Properties, Inc.,
                                 Its General Partner

                          By:    /s/ Michael L. Ashner
                                 ------------------------
                                 Michael L. Ashner
                                 Chief Executive Officer

                          By:    /s/ Edward V. Williams
                                 ------------------------
                                 Edward V. Williams
                                 Chief Financial Officer


                          Dated: November 19, 1998

















                                    13 of 13