Form 10KSB
period 1998-12-31
SOUTHEASTERN INCOME PROPERTIES II LP
filed 1999-03-31
CIK 822983

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                      of Securities Exchange Act of 1934

                                                              Commission  File
For the fiscal year ended December 31, 1998                   Number 0-17461
                          -----------------                          -------

             SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Virginia                                             54-1288787
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or  organization)                           Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                           02142
--------------------------------------------                           -----
  (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (617) 234-3000
                                                               --------------

       Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ----

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes X     No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,972,887.

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

         In 1988, the Registrant sold, pursuant to a Registration Statement filed with the Securities and Exchange Commission, 50,000 assignee units of limited partnership interest ("Units") in the Registrant at a purchase price of $500 per Unit (an aggregate of $25,000,000).

         The Registrant's only business is acquiring, owning, operating and ultimately selling residential apartment complexes. See Item 2, "Description of Properties." The Registrant invested $16,042,088 of the original offering proceeds (net of sales commissions and sales and organizational costs, but including acquisition fees and expenses) in four residential apartment properties. All four properties were acquired by the Registrant directly. Three properties were purchased free and clear of mortgage indebtedness, while the fourth, St. Michaels, was purchased subject to an existing mortgage loan. As a result of the value of St. Michaels being less than the balance on the loan at its maturity, on August 1, 1997 the lender foreclosed on St. Michaels. During the second half of 1998, the Registrant sold two of its Properties. See "Sales" below. As a result, the Registrant currently owns only one property which is currently under contract for sale. If the remaining property is sold, the Registrant will be liquidated in 1999.

Property Matters

         St. Michaels Apartments - The Mortgage loan for the St. Michaels property matured on June 1, 1997. As a result of the principal balance on the mortgage loan being in excess of the property's value, the Partnership was unable to refinance such loan or sell the property at a value sufficient to satisfy the loan. As a result, the mortgage lender foreclosed on the property as of August 1, 1997. The Partnership recognized an extraordinary gain on such foreclosure of $757,801.

         Coppercroft Apartments - On August 13, 1998, the Registrant sold Coppercroft Apartments located in Roanoke, Virginia to an unaffiliated third party for a purchase price of $3,200,000. Net proceeds to the Registrant, after satisfaction of closing costs, were $2,984,900. The sale generated a gain of approximately $511,000 for financial reporting purposes. Net proceeds from the sale were distributed to the Registrant's partners during the fourth quarter of 1998.

         Greenbryre Apartments - On December 1, 1998, the Registrant sold Greenbryre Apartments located in Charlotte, North Carolina to an unaffiliated third party for a purchase price of $5,550,000. Net proceeds to the Registrant, after satisfaction of closing costs, were $5246, 400. The sale generated a gain of approximately $1,553,000 for financial reporting purposes. Net proceeds from the sale were distributed to the Registrant's partners during the fourth quarter of 1998.

         Hunter's Creek Apartments - On October 20, 1998, the Registrant entered into an agreement to sell its Hunter's Creek Apartments property to an unaffiliated third party for a purchase price of $7,750,000. This sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if it is consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current purchase price.

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

Competition

         The real estate business is highly competitive and the Registrant's remaining property has active competition from similar properties in the vicinity. Furthermore, various limited partnerships controlled by the Managing General Partner and/or its affiliates are also engaged in business which may be competitive with the Registrant. The Registrant is also competing for potential buyers with respect to the ultimate sale of its remaining property. See "Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation."

Item 2.  Description of Property.

       The Registrant's remaining property, Hunter's Creek Apartments (the "Property"), is located in Charlottesville, Virginia and contains 240 apartment units. The Property, which is owned in fee simple by the Registrant, was originally acquired by the Registrant on September 29, 1984 for a purchase price of $7,585,054. The Property is subject to a first mortgage loan which had a principal balance of $3,916,472 at December 31, 1998, bears interest at 9.52% per annum and matures on March 31, 2000, at which time the outstanding principal balance due on the loan will be $3,833,000.

         The following table sets forth the average annual occupancy rate and per unit average monthly rental rate at the Property for the years ended December 31, 1997 and 1998.

                                             1998          1997
                                             ----          ----

            Occupancy                        85%           84%
            Average Monthly Rent/Unit        $550          $539

         Set forth below is a table showing the carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1998.

                                                                    Federal
  Carrying         Accumulated                                        Tax
    Value          Depreciation        Rate         Method           Basis
 ----------        ------------      --------      --------       -----------

 $9,093,000         $3,612,000       5-30 yrs         S/L          $3,757,726

         The realty tax rate and realty taxes paid for the Property in 1998 were $.63 and $57,000, respectively.

         As noted under "Item 1, Description of Business", the real estate industry is highly competitive. The Property is subject to competition from other apartment complexes in the area. The Registrant maintains property and liability insurance on the Property which the Registrant believes to be adequate. The apartment leases for the Property are for a term of one year or less, and no tenant leases 10% or more of the available rental space. Except for necessary capital expenditures, the Registrant has no present intentions of investing any additional capital in the Property.

Item 3.  Legal Proceedings.

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

         As of March 1, 1999, there were 1,714 holders of 35,801 Units.

         Distributions of $9,471,513 ($264.56 per Unit) were made to holders of the Units for the year ended December 31, 1998 from proceeds of the sales of Coppercroft Apartments and Greenbryre Apartments, and cash flow from operations. No distributions were made to holders of Units during the year ended December 31, 1997. See "Item 6, Management's Discussion and Analysis or Plan of Operation," for information relating to the Registrant's future distributions.

Item 6.       Management's Discussion and Analysis or Plan of Operation.
              ---------------------------------------------------------

              The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

              Liquidity and Capital Resources
              -------------------------------

              The Registrant receives rental income from its properties and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. During 1998, the Registrant sold two of its three properties. The remaining property, Hunters Creek, located in Virginia, is leased to tenants who are subject to leases of up to one year. Upon sale of the Registrant's remaining property, the Partnership will be liquidated.

              During the year ended December 31, 1998, rental revenue and other income from the properties, along with interest income from the Registrant's short-term investments, was sufficient to cover all operating expenses and debt service of the properties and all administrative expenses of the Registrant; as well as all capital improvements made to the properties during 1998. The Registrant had $566,770 of cash and cash equivalents at December 31, 1998, as compared to 1,160,850 as of December 31, 1997. The decrease of $594,080 in cash and cash equivalents was due to $9,526,796 of cash used in financing activities which was partially offset by $7,920,856 of cash provided by investing activities and $1,011,860 of cash provided by operating activities. Cash used in financing activities primarily consisted of $9,484,043 of distributions to partners and $39,503 of mortgage principal payments. Distributions made during the year ended December 31, 1998 consisted of proceeds from the sale of the Partnership's Copper Croft and Greenbyre properties and excess cash flow from operations. Net cash provided by investing activities consisted of $8,231,300 of net proceeds from the sale of Registrant's Copper Croft and Greenbyre properties, which was slightly offset by $249,712 of improvements to real estate and a $60,732 increase in replacement reserves. All other increases (decreases) in assets and liabilities are the result of the timing of certain receipts and payments.

              It is expected that future rental revenue and other income from the Registrant's remaining property will continue to be sufficient to cover all administrative expenses of the Registrant and all operating expenses and debt service of the property, as well as necessary capital expenditures. At December 31, 1998, the Registrant has $566,770 of unrestricted cash reserves. The Registrant has invested, and expects to continue to invest, such amounts in money market instruments until required for partnership purposes. As of December 31, 1998, the Registrant had $419,995 in reserves held by the mortgage lender, the use of which is restricted for capital improvements to the Hunters Creek Apartments. Therefore, as of December 31, 1998, the Registrant has total reserves of $986,765, which is expected to be sufficient to satisfy working capital requirements of the Registrant. The Registrant, as required by the Registrant's Partnership Agreement, must retain as working capital reserves an amount equal to at least 1% of capital contributions of the Unit Holders.

              On August 13, 1998, the Partnership sold its Copper Croft Apartments property to an unaffiliated third party for a purchase price of $3,200,000. After closing costs and adjustments, the Registrant received net proceeds of $2,984,900. For financial reporting purposes, the sale resulted in a gain of approximately $511,000.

              On December 1, 1998, the Partnership sold The Greenbyre Apartments property to an unaffiliated third party for a purchase price of $5,550,000. After closing costs and adjustments, the Registrant received net proceeds of $5,246,400. For financial reporting purposes, the sale resulted in a gain of approximately $1,553,000.

              The Partnership has entered into an agreement with an unaffiliated third party to sell the Hunters Creek Apartments property, the only remaining property of the Registrant, for a sales price of $7,750,000. The sale is conditioned upon the buyer being able to assume the existing loan encumbering the property, which matures in March 2000 with a balloon payment of $3,833,000. It is expected that this sale, if consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current selling price. For financial statement purposes the sale will result in a gain in 1999.

              Results of Operations
              ---------------------

              The Registrant's income before extraordinary gain for the year ended December 31, 1998 was $2,414,416 as compared to $196,242 for the year ended December 31, 1997. The increase in income before extraordinary gain was due primarily to $2,064,244 in gain on sale of properties.

              Rental income decreased for the year ended December 31, 1998 as compared to 1997, as a result of the sale of the Registrant's Copper Croft and Greenbyre properties in 1998. Rental revenue for the remaining property increased by $16,233 for 1998, as compared to 1997, due to increased average occupancy and rental rate. Other income decreased by $138,385 as a result of the property sales.

              Operating expenses declined for the year ended December 31, 1998, as compared to 1997, primarily due to property sales. Operating expenses at the Registrant's remaining property declined primarily due to lower repair and maintenance expense. All other expenses at the remaining property remained relatively constant.

              Year 2000
              ---------

              The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

              During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

              Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

              To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements
         --------------------


              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                              Financial Statements
                              --------------------

                          Year Ended December 31, 1998
                          ----------------------------

                                Table of Contents
                                -----------------

                                                                        Page
                                                                      --------

Independent Auditors' Reports                                            F-2

Financial Statements:

Balance Sheets at December 31, 1998 and 1997                             F-4

Statements of Operations for the Years Ended

     December 31, 1998 and 1997                                          F-5

Statements of Partners' Capital for the Years Ended

     December 31, 1998 and 1997                                          F-6

Statements of Cash Flows for the Years Ended

     December 31, 1998 and 1997                                          F-7

Notes to Financial Statements                                            F-8

                          Independent Auditors' Report
                          ----------------------------

To the Partners of
Southeastern Income Properties II Limited Partnership


We have audited the accompanying balance sheet of Southeastern Income Properties II Limited Partnership (the "Partnership") as of December 31, 1998, and the related statement of operations, changes in partners? capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties II Limited Partnership, as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                    Certified Public Accountants

New York, New York
February 18, 1999

                          INDEPENDENT AUDITORS' REPORT

To the Partners and Unit Holders of
Southeastern Income Properties II Limited Partnership

     We have audited the accompanying balance sheets of Southeastern Income Properties II Limited Partnership as of December 31, 1997, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southeastern Income Properties II Limited Partnership as of December 31, 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                       /s/ Reznick, Fedder and Silverman
Bethesda, Maryland
February 20, 1998

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                                 BALANCE SHEETS
                                 --------------

                                                                                               December 31,
                                                                              ---------------------------------------------
                                                                                     1998                     1997
                                                                              --------------------    ---------------------
Assets
------
Real Estate, at cost:

Land                                                                          $           770,964     $          1,930,156
Buildings and building improvements                                                     6,810,936               14,200,144
Personal property                                                                       1,511,199                2,381,325
                                                                              --------------------    ---------------------

                                                                                        9,093,099               18,511,625

Less:  Accumulated depreciation                                                         3,612,148                6,606,923
                                                                              --------------------    ---------------------

                                                                                        5,480,951               11,904,702
Other Assets:

Cash and cash equivalents                                                                 566,770                1,160,850
Tenant security deposits                                                                   57,653                   79,220
Replacement reserves                                                                      419,995                  359,263
Deferred loan costs, net of accumulated amortization
    of $182,847 (1998) and $157,032 (1997)                                                 33,028                   55,593
Other assets                                                                              118,645                   76,995
                                                                              --------------------    ---------------------

         Total Assets                                                         $         6,677,042     $         13,636,623
                                                                              ====================    =====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Mortgage note payable                                                         $         3,916,472     $          3,955,975
Prepaid rent                                                                               20,090                   11,724
Accrued interest payable                                                                   32,400                   32,400
Tenant security deposits payable                                                           50,723                   80,418
Accounts payable and accrued expenses                                                     197,087                   26,209
                                                                              --------------------    ---------------------

         Total Liabilities                                                              4,216,772                4,106,726
                                                                              --------------------    ---------------------

Partners' Capital:

Special limited partner's deficit                                                      (1,216,579)              (1,254,577)
Limited partner unit holders' equity-
   50,000 units authorized, 35,801 outstanding                                          3,653,682               10,783,947
General partner's equity                                                                   23,167                      527
                                                                              --------------------    ---------------------

         Total Partners' Capital                                                        2,460,270                9,529,897
                                                                              --------------------    ---------------------

         Total Liabilities and Partners' Capital                              $         6,677,042     $         13,636,623
                                                                              ====================    =====================



                       See notes to financial statements.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                                  Years Ended December 31,
                                                      -------------------------------------------------
                                                               1998                      1997
                                                      -----------------------    ----------------------

Revenues:

Rental                                                $            2,650,121      $          3,434,336
Interest income                                                       91,948                    38,871
Other income                                                         166,574                   304,959
Gain on sale of properties                                         2,064,244                         -
                                                      -----------------------    ----------------------

         Total revenues                                            4,972,887                 3,778,166
                                                      -----------------------    ----------------------

Expenses:

Leasing                                                              116,441                   167,415
General and administrative                                           221,794                   316,623
Management fees                                                      158,575                   214,217
Utilities                                                            214,853                   311,124
Repairs and maintenance                                              547,019                   670,016
Insurance                                                             99,842                   137,573
Taxes                                                                142,769                   257,927
                                                      -----------------------    ----------------------

         Total operating expenses                                  1,501,293                 2,074,895

Other Expenses:

Partnership expenses                                                 108,925                   152,762
Interest expense                                                     381,270                   532,005
Depreciation and amortization                                        566,983                   822,262
                                                      -----------------------    ----------------------

         Total expenses                                            2,558,471                 3,581,924
                                                      -----------------------    ----------------------

Income before extraordinary item                                   2,414,416                   196,242

Extraordinary gain on extinguishment of debt                      -                            757,801
                                                      -----------------------    ----------------------

     Net income                                       $            2,414,416      $            954,043
                                                      =======================    ======================

Net income allocated:

     Special Limited Partner                          $               49,024      $            133,566

     Limited Partners                                              2,341,248                   810,937

     General Partner                                                  24,144                     9,540
                                                      -----------------------    ----------------------

                                                      $            2,414,416      $            954,043
                                                      =======================    ======================

Net income per limited partner unit:
     Income before extraordinary item                 $                65.40      $               4.66
     Extraordinary gain                                                    -                     17.99
                                                      -----------------------    ----------------------

     Net income                                       $                65.40      $              22.65
                                                      =======================    ======================

Distributions per unit:
     Limited Partners                                 $               264.56      $                  -
                                                      =======================    ======================

                       See notes to financial statements.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------


                                          Units of               Special
                                          Limited                Limited               Limited
                                        Partnership             Partner's             Partners'
                                          Interest               Capital               Capital
                                     -------------------   --------------------  --------------------

Balance - December 31, 1996          $           35,801    $        (1,388,143)  $         9,973,010

   Net income                                         -                133,566               810,937
                                     -------------------   --------------------  --------------------

Balance - December 31, 1997          $           35,801             (1,254,577)           10,783,947

   Distributions                                      -                (11,026)           (9,471,513)
   Net income                                         -                 49,024             2,341,248
                                     -------------------   --------------------  --------------------

Balance - December 31, 1998          $           35,801    $        (1,216,579)  $         3,653,682
                                     ===================   ====================  ====================


                                          General
                                         Partner's
                                         (Deficit)               Total
                                          Capital               Capital
                                    --------------------  --------------------

Balance - December 31, 1996         $            (9,013)  $         8,575,854

   Net income                                     9,540               954,043
                                    --------------------  --------------------

Balance - December 31, 1997                         527             9,529,897

   Distributions                                 (1,504)           (9,484,043)
   Net income                                    24,144             2,414,416
                                    --------------------  --------------------

Balance - December 31, 1998         $            23,167   $         2,460,270
                                    ====================  ====================













                       See notes to financial statements.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                         Years Ended December 31,
                                                                              ------------------------------------------------
                                                                                      1998                      1997
                                                                              ----------------------    ----------------------
Cash Flows From Operating Activities:

Net income                                                                    $           2,414,416     $             954,043
Adjustments to reconcile net income to
net cash provided by operating activities:
     Depreciation                                                                           541,168                   789,466
     Amortization                                                                            25,815                    32,796
     Gain on sale of properties                                                          (2,064,244)                        -
     Extraordinary gain on foreclosure                                                            -                  (757,801)

Changes in assets and liabilities:
     Tenant security deposits                                                                21,567                    82,835
     Other assets                                                                           (76,411)                  (90,517)
     Prepaid rent                                                                             8,366                    (6,199)
     Tenant security deposits payable                                                       (29,695)                  (20,092)
     Accounts payable and accrued expenses                                                  170,878                   (71,300)
                                                                              ----------------------    ----------------------

     Net cash provided by operating activities                                            1,011,860                   913,231
                                                                              ----------------------    ----------------------

Cash Flows From Investing Activities:

     Net proceeds from sale of property                                                   8,231,300                         -
     Additions to building and improvements                                                (249,712)                 (372,401)
     Changes in replacement reserves                                                        (60,732)                   40,415
                                                                              ----------------------    ----------------------

     Net cash provided by (used in) investing activities                                  7,920,856                  (331,986)
                                                                              ----------------------    ----------------------

Cash Flows From Financing Activities:

     Principal payments on mortgage note                                                    (39,503)                  (67,475)
     Payment of deferred loan costs                                                          (3,250)                        -
     Cash distributions paid to partners                                                 (9,484,043)                        -
                                                                              ----------------------    ----------------------

     Cash used in financing activities                                                   (9,526,796)                  (67,475)
                                                                              ----------------------    ----------------------

Net (decrease) increase in cash and cash equivalents                                       (594,080)                  513,770

Cash and cash equivalents, beginning of year                                              1,160,850                   647,080
                                                                              ----------------------    ----------------------

Cash and cash equivalents, end of year                                        $             566,770     $           1,160,850
                                                                              ======================    ======================

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest                                                        $             381,270     $             532,045
                                                                              ======================    ======================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:



Extraordinary gain on extinguishment of debt and loan foreclosure in 1997 - see
Note 6

                       See notes to financial statements.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------          -----------------------------------------------------------

                Southeastern Income Properties II Limited Partnership (the "Partnership") was originally formed in September 1984 for the purpose of acquiring, operating and ultimately selling existing apartment communities.

                The Partnership Agreement (the "Agreement") has been amended several times. Among the amendments were changes in the allocation of net loss between general and limited partners during the periods. The Agreement provided for K-A Southeastern Income Properties II Limited Partnership ("K-A SIP II"), a Virginia limited partnership, to be the general partner and for a public offering of up to 50,000 assignee units of limited partnership interest ("Units") at $500 per unit. Purchasers of Units ("Unit Holders") are assignees of the limited partner and are entitled to all the rights and economic benefits of a limited partner. During 1988, the Partnership sold 35,801 units. The Partnership used a portion of the offering to repay debt related to Hunters Creek Apartments and to pay for a portion of the cost of acquiring Copper Croft in Roanoke, Virginia, The Greenbyre in Charlotte, North Carolina and St. Michaels in Newport News, Virginia. During 1998, the Partnership sold its Copper Croft and Greenbyre properties. The Partnership's St. Michaels property was lost through foreclosure in 1997. The Partnership's remaining property is Hunters Creek Apartments located in Charlottesville, Virginia.

                In early 1992, the Unit Holders approved certain changes in (and amendments to) the Agreement, which converted K-A SIP II to a special limited partner and admitted Winthrop Southeast Limited Partnership ("WSLP" or the "General Partner") as the sole general partner, effective February 12, 1992. K-A SIP II retained its current capital account and adjusted capital contribution upon its conversion to special limited partner status. Under the revised Agreement, taxable income and loss is to be allocated 85% to Unit Holders, 14% to K-A SIP II and 1% to WSLP. Federal tax regulations, however, limit allocations of net losses due to considerations as provided in Internal Revenue
                Section 704(b). The revised Agreement also provides for K-A SIP II and WSLP to receive .99% and .01%, respectively, and the limited partners to receive the remaining 99%, of distributable cash from operations for the five-years from the date WSLP became the Partnership's general partner and an .88% and .12% split between K-A SIP II and WSLP, respectively, thereafter, until the Unit Holders have received their preferred return. After the Unit Holders have received a noncompounded, noncumulative annual cost return equal to 10% of their capital contributions, as adjusted for certain capital transactions, K-A SIP II and WSLP will receive 14% and 1%, respectively, of distributable cash from operations for five years from the date WSLP became the Partnership's general partner and 12.32% and 2.68%, respectively, thereafter. Cash distributions resulting from the sale of the Partnership's properties are first allocated 99% to Unit Holders until they receive a return of their adjusted capital contributions, as defined. Gains arising from the sale of the Partnership's properties are allocated based upon cash distributions from sales. Winthrop Management ("Winthrop"), an affiliate of WSLP, served as the management agent for the properties from August 1, 1991 through March 17, 1996, and Insignia Management Group, LP (which was subsequently acquired by Apartment Investment and Management Company ("AIMCO") effective October 1, 1998) served as the management agent for the properties effective March 18, 1996 through October 31, 1998 (see Note 3). Subsequent to October 31, 1998, an unaffiliated third party manages the property.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------          -----------------------------------------------------------
                (Continued)
                -----------

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

                Real Estate
                -----------

                Real estate is carried at cost, adjusted for depreciation and impairment of value. Depreciation is determined by the straight-line method over estimated useful lives of approximately 27 to 30 years for buildings and improvements and 5 to 7 years for personal property. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

                Deferred Loan Costs
                -------------------

                Loan costs incurred in connection with obtaining financing on the Hunters Creek property are being amortized on a straight-line basis over the term of the loan.

                Concentration of Credit Risk
                ----------------------------

                The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation. Balances in excess of $100,000 are usually invested in money market accounts, secured by United States Treasury obligations. Cash balances exceeded these insured levels during the year.

                Replacement Reserves
                --------------------

                Replacement Reserves are comprised of Partnership funds held by the Partnership's mortgage lender, the use of which are limited to specific capital or other costs, and totaled $419,995 and $359,263 at December 31, 1998 and 1997, respectively.

                Rental Income
                -------------

                Rental income is recognized as rents become due. Rental payments received in advance are deferred until earned. All leases between the Partnership and the tenants of the property are operating leases for terms of up to one year.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------          -----------------------------------------------------------
                (Continued)

                Income Taxes
                ------------

                Taxable income or loss of the Partnership is recorded in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

                Use of Estimates
                ----------------

                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                Disclosures About the Fair Value of Financial Instruments
                ---------------------------------------------------------

                SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1998 and 1997, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and long-term debt. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

                Net Income (Loss) Allocated to Each Unit
                ----------------------------------------

                Net income (loss) allocable to each Limited Partner's Unit is computed using the weighted average number of units outstanding in each year.

                Cash Equivalents
                ----------------

                The Partnership considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

                Reclassifications
                -----------------

                Certain amounts from 1997 have been reclassified to conform to the 1998 presentation.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

Note 1     -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
------          -----------------------------------------------------------
                (Continued)

                Segment Reporting
                -----------------

                In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, residential real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

Note 2     -    MORTGAGE PAYABLE
------          ----------------

                During 1993, the Partnership refinanced the mortgage encumbering the Hunters Creek property by obtaining a $4,100,000 mortgage. The mortgage balance outstanding is $3,916,472 and $3,955,975 at December 31, 1998 and 1997, respectively. Monthly installments totaling $34,535 of principal interest at 9.52% per annum are due through March 1, 2000, with a balloon payment of approximately $3,833,000. It is management's estimate that the carrying amount of the Partnership's mortgage payable approximates its fair value.

                Annual principal payments are due as follows:

                                 1999                 $             43,435
                                 2000                            3,873,037
                                                      --------------------
                                                      $          3,916,472
                                                      ====================

Note 3     -    RELATED PARTY TRANSACTIONS
------          --------------------------

                The Partnership has incurred charges and made commitments to companies affiliated by common ownership and management with WSLP. Related party transactions with WSLP and its affiliates include the following:

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 3     -    RELATED PARTY TRANSACTIONS (Continued)
------          --------------------------------------

                  (a) On October 28, 1997, Insignia Financial Group, Inc. ("Insignia") acquired 100% of the Class B Stock of First Winthrop Corporation, an affiliate of the General Partner. On October 1, 1998, Insignia merged with and into AIMCO. As a result, AIMCO controls the General Partner of the Partnership.

                  (b) Investor servicing fees paid or accrued by the Partnership to affiliates of the General Partner, totaled $18,342 and $31,031 during the years ended December 31, 1998 and 1997, respectively, and are included in management fees.

                  (c) The Partnership pays to an affiliate of the general partner property management fees equal to 5% of gross revenue, as defined. Management fees paid to an affiliate were $127,971 and $26,401 for the years ended December 31, 1998 and 1997, respectively.

                  (d) In accordance with the Agreement, the General Partner received $1,504 in cash distributions for the year ended December 31, 1998.

                  (e) In connection with the sale of the Partnership's Copper Croft and Greenbyre properties, an affiliate of the General Partner received sales commissions totaling $130,500 for the year ended December 31, 1998.

Note 4     -    DISTRIBUTIONS
------          -------------

                In 1998, the Partnership distributed $9,471,513 ($264.56 per unit) to Unit Holders. This distribution was comprised of proceeds from property sales and cash flow from operations. No cash distributions were made in 1997.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------


Note 5     -    RECONCILIATION TO THE INCOME TAX METHOD OF ACCOUNTING
------          -----------------------------------------------------

                The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                                                                             1998                       1997
                                                                     ---------------------      ---------------------

                 Net income - financial statements                   $          2,414,416       $            954,043
                 Differences resulted from:
                      Depreciation                                              (138,844)                   (96,262)
                      Gain on disposal of property                                144,982                  (834,019)
                      Other                                                         7,455                   (16,612)
                                                                     ---------------------      ---------------------

                 Net income - income tax method                      $          2,428,009       $              7,150
                                                                     =====================      =====================

                 Partners' capital - financial statements            $          2,460,270       $          9,529,897
                 Differences resulted from:
                      Depreciation                                            (3,304,146)                (2,640,519)
                      Offering costs                                            1,706,304                  1,706,304
                      Recapitalization of Partnership                           (797,521)                (1,478,434)
                      Section 734 step-up                                       2,179,679                  2,179,679
                      Adjustment due to foreclosure of property                  (10,605)                   (10,605)
                      Other                                                       (3,150)                        543
                                                                     ---------------------      ---------------------

                 Partners' capital - income tax method               $          2,230,831       $          9,286,865
                                                                     =====================      =====================

                The difference between investment rental property for income tax and financial statement purposes for 1998 and 1997 is as follows:

                                                                             1998                       1997
                                                                     ----------------------     ---------------------

                  Investment in rental property - financial
                     statements                                      $           5,480,951      $         11,904,702
                  Investment in rental property - income tax
                     method                                                      3,757,726                10,228,374
                                                                     ----------------------     ---------------------

                                                                     $           1,723,225      $          1,676,328
                                                                     ======================     =====================


Note 6     -    GAIN ON SALE AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
------          -------------------------------------------------------------

                On August 13, 1998, the Partnership sold its Copper Croft Apartments property to an unaffiliated third party for a purchase price of $3,200,000. After closing costs, the Partnership received net proceeds of $2,984,900. For financial reporting purposes, the sale resulted in a gain of approximately $511,000.

              SOUTHEASTERN INCOME PROPERTIES II LIMITED PARTNERSHIP
              -----------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                     --------------------------------------
                                   (Continued)
                                   -----------

  Note 6   -    GAIN ON SALE AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT
  ------        -------------------------------------------------------------
                (Continued)
                -----------

                On December 1, 1998, the Partnership sold The Greenbyre Apartments property to an unaffiliated third party for a purchase price of $5,550,000. After closing costs, the Partnership received net proceeds of $5,246,400. For financial reporting purposes, the sale resulted in a gain of approximately $1,553,000.

                The mortgage loan on the Partnership's St. Michaels property matured June 1, 1997. As a result of the principal balance on the mortgage loan being in excess of the property's value, the Partnership was unable to refinance such loan or sell the property at a value sufficient to satisfy the loan. As a result, the mortgage lender foreclosed on the property as of August 1, 1997. The Partnership recognized an extraordinary gain on extinguishment of debt of $757,801 during the year ended December 31, 1997.

Note 7     -    SUBSEQUENT EVENT
------          ----------------

                The Partnership has entered into an agreement with an unaffiliated third party to sell the Hunters Creek Apartments property, the only remaining property in the Partnership, for a sales price of $7,750,000. The sale is conditioned upon the buyer being able to assume the existing loan encumbering the property. It is expected that this sale, if consummated, will close during the second quarter of 1999. There can be no assurance, however, that this sale will be consummated or, if consummated, that it will be sold at the current selling price. For financial statement purposes, the sale will result in a gain in 1999. Upon sale of the remaining property, the Partnership will be liquidated.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Effective January 4, 1999, the Registrant dismissed its prior Independent Auditors, Reznick, Fedder and Silverman ("Reznick") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz"). Reznick's Independent Auditors' Report on the Registrant's financial statements for calendar year ended December 31, 1997, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Registrant's managing general partner's directors. During calendar year ended 1996 and 1997 and through January 4, 1999, there were no disagreements between the Registrant and Reznick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Reznick, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective January 4, 1999, the Registrant engaged Imowitz as its Independent Auditors. The Registrant did not consult Imowitz regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to January 4, 1999.

                                   PART III

Item 9.  Directors and Executive Officers of the Registrant.

(a)      Identification of Directors and Executive Officers.

         The Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of the Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 1999, the names of the directors and executive officers of Eight Winthrop, the general partner of the Managing General Partner, and the position held by each of them, are as follows:

                                   Position Held with the Managing                 Has Served as a Director or
Name                               General Partner                                 Officer Since
------------------                 -------------------------------                 ---------------------------

Michael L. Ashner                  Chief Executive Officer and Director            1-96

Thomas C. Staples                  Chief Financial Officer                         1-99

Peter Braverman                    Executive Vice President and Director           1-96

Carolyn Tiffany                    Chief Operating Officer and Clerk               10-95


         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; and Southeastern Income Properties Limited Partnership.

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

Item 11. Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

         No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units as of March 15, 1999. Under the Registrant's partnership agreement, the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         (b)      Security Ownership of Management.

         As of March 15, 1999, no officers, directors or partners of WFA, WSLP or Eight Winthrop own any Units of the Registrant.

         (c)      Changes in Control.

         As of March 15, 1999, there exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant, other than the following:

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

         The following table sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the Managing General Partner and its affiliates for the years ended December 31, 1997, and 1998:

         Type of Compensation                  1997                 1998
         --------------------                --------             --------
         Cash Distribution (1)               $     --             $  1,504
         Investor Servicing Fee (2)            31,031             $ 18,342
         Sales Commission(3)                       --              130,500
         Property Management Fees(4)           26,401              127,971
                                             --------             --------

         TOTAL                               $ 57,432             $278,317
                                             ========             ========

----------------

(1) Equal to .12% of cash flow distributed to all partners of the Registrant.
(2) Equal to 1.0% of gross collected revenues of the Registrant's properties.
(3) Equal to 1.5% of gross sales proceeds from the sale of Greenbryre Apartments and Copper Creek Apartments.
(4)      Equal to 5% of gross revenue from the properties.


Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits - The Exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said index.

         (b)      Reports on Form 8-K:

A report on Form 8-K was filed on December 10, 1998 with respect to the sale of Greenbryre Apartments (Item 2)

         A report on Form 8-K was filed on January 8, 1999 with respect to the Registrant's change in accountants (Item 4).

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHEASTERN INCOME PROPERTIES
                                   LIMITED PARTNERSHIP

                                   By:   Winthrop Southeastern Limited
                                         Partnership,
                                         Its Managing General Partner

                                         By:  Eight Winthrop Properties, Inc.,
                                              Its Managing General Partner

                                              By: /s/ Michael L. Ashner
                                                 -------------------------
                                                      Michael L. Ashner
                                                      Chief Executive Officer


                             Date: March 29, 1999


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Signature/Name                  Title                            Date
--------------                  -----                            ----

/s/ Michael Ashner              Chief Executive Officer          March 29, 1999
------------------               and Director
Michael Ashner

/s/ Thomas Staples              Chief Financial Officer          March 29, 1999
-------------------
Thomas Staples

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

2.5 Supplemental Agreement by and between WSLP and ISB dated as of August 8, 1991 and effective as of August 16, 1991. (Exhibit 2.5)(5)

3.1 Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.1)(2)

3.2 First Amendment to Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.9)(1)

3.3 Second Amendment to Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.10)(1)

3.4 Third Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.11)(1)

3.5 Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.12)(1)

3.6 Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.6)(3)

3.7 Sixth Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.7)(3)

3.8 Seventh Amendment to the Amended and Restated Agreement of Limited Partnership of Southeastern Income Properties II Limited Partnership. (Exhibit 3.8)(7)

10.1 Apartment Management Agreement, dated February 12, 1992 between the Registrant and Winthrop Management (for Hunters Creek Apartments). (Exhibit 10.5)(6)

10.2 Properties Acquisition Agreement between Southeastern Income Properties II Limited Partnership and Knight Austin Corporation. (Exhibit 10.2)(2)

10.3 Real Estate Consulting Agreement between Southeastern Income Properties II Limited Partnership and WFS Realty Corporation. (Exhibit 10.3)(2)

10.4              Repair Supervisory Contract. (Exhibit 10.6)(4)

10.5              Supervisory Insurance Adjustment Contract. (Exhibit 10.7)(4)

10.6              Mortgage Brokerage and Consulting Agreement. (Exhibit
                  10.8)(4)

27                Financial Data Schedule                                    35

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